Form 10-Q
period 2014-12-31
Terafox Corp
filed 2015-02-11
CIK 1626696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-200678

Terafox Corp.

(Exact name of small business issuer as specified in its charter)

Nevada	2750
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)

str. Lege, 6, Sofia, Bulgaria, 1000 (Address of principal executive offices)

+17027518466
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,000,000 common shares issued and outstanding as of December 31, 2014.

TERAFOX CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying interim financial statements of Terafox Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

 TERAFOX CORP.

BALANCE SHEET

AS OF DECEMBER 31, 2014

ASSETS	December 31, 2014 (Unaudited)	September 30, 2014 (Audited)

Current Assets
Cash and cash equivalents	$1,167	$7,649
Total Current Assets	1,167	7,649

Fixed Assets
Equipment	10,000	10,000
Total Fixed Assets	10,000	10,000

Total Assets	$11,167	$17,649

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Loan from director	$14,325	$14,325

Total Liabilities	14,325	14,325

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(7,158)	(676)

Total Shareholders’ Equity	(3,158)	3,324

Total Liabilities and Shareholders’ Equity	$11,167	$17,649

See accompanying notes to financial statements.

TERAFOX CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 31, 2014

(UNAUDITED)

Three Months Ended December 31, 2014

Revenues	$-

Operating Expenses
General and administrative expenses	6,482
Total Operating Expenses	6,482

Net Loss From Operations	(6,482)

Provision for Income Taxes	-

Net Loss	$(6,482)

Net Loss Per Share: Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,000,000

See accompanying notes to financial statements.

TERAFOX CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED DECEMBER 31, 2014

(UNAUDITED)

For the Three Months Ended December 31, 2014
Cash flows from operating activities:
Net loss for the period	$(6,482)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:	-
Cash flows used in operating activities	(6,482)

Cash flows from financing activities:
Proceeds from sale of common stock	-
Loans payable	-
Cash flows provided by financing activities	-

Cash flows from investing activities
Purchase of Equipment	-
Cash flows used in investing activities	-

Net increase (decrease) in cash	(6,482)

Cash, beginning of the period	7,649
Cash, end of the period	$1,167

Supplemental Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to financial statements.

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Terafox Corp. was incorporated in the State of Nevada on February 26, 2014. We are a development-stage company formed to produce flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of December 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending December 31, 2014 and for the period February 26, 2014 (inception) through December  31, 2014.

It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and that all adjustments are of a normal recurring. Furthermore, in management’s opinion, sufficient disclosures have been made in order to make the interim financial information not misleading.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a September 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,167 of cash as of December 31, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Terafox Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4- FIXED ASSETS

Company purchased Industrial flatbed printing machine S-SUN C4300.

December 31, 2014
Fixed assets:
Equipment	$ 10,000
Less: accumulated depreciation	0
Net fixed assets	$ 10,000

The Company has not started operations, thus, no depreciation was recorded during the period from inception through December 31, 2014.

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

NOTE 5 – LOAN FROM DIRECTOR

From February 26, 2014 date of interception till December 31, 2014, a director loaned $14,325 to the Company.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 27, 2014, the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of December 31, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered in a two year production space lease agreement starting February 1, 2015. Annual rental fees for first year will be $6,000 and $5,400 for the second year. Company’s office space has been provided by the officer without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $676 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

September 30, 2014
Federal income tax benefit attributable to:
Current Operations	$ 230
Less: valuation allowance	(230)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

September 30, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 230
Less: valuation allowance	(230)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $676 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations from December 31, 2014 to the date these financial statements were available to be issued, January 2, 2014, and through the actual filing date and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

Terafox Corp. was incorporated in the State of Nevada as a for-profit company on February 26, 2014 and established a fiscal year end of September 30. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to produce flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

PRODUCT

Our product can be represented by wide range of goods produced using industrial flatbed printing machine we chose. Products include, but not limited to: flyers, posters, booklets, pictures and other printed goods of that kind. Besides regular paper printed products our printing machine has function to print images on many other surfaces, such as, but not limited to:

Organic materials: acrylic, plastics, leather, wooden articles, textile fabric, silica gel, etc.;

Inorganic materials: ceramics, glass, stone, crystal etc.;

Metallic materials: gold, silver, copper, iron, stainless steel, aluminum alloy etc.

Maximum printing heights is 25 sm, which widens the range of products we can print images on: phone and tablet covers, pens and shirts, leather bags, key chains, laptops, etc. There can be as many items in the list of possible products as rich client’s imagination may be.

EQUIPMENT

We plan use fully automated portable industrial flatbed printing machine model number S-SUN C4300.

S-SUN C4300 has the following technical characteristics:

Model Number:

S-SUN C4300

Power:

60W

Weight:

85 kg

Dimensions:

750*900*730 mm

Production capacity:

A4 – 25 seconds (may vary depending on size)

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTHS PERIOD ENDED DECEMBER 31, 2014

Our net loss for the three months period ended December 31, 2014 was $6,482. During the three months period ended December 31, 2014 we have not generated any revenue.

During the three months period ended December 31, 2014 our operating expenses were bank service charges and professional fees. The weighted average number of shares outstanding was 4,000,000 for the three months period ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED DECEMBER 31, 2014

As at December 31, 2014, our total assets were $11,167. Total assets were comprised of $1,167 in cash and $10,000 in fixed assets.

As at December 31, 2014, our current liabilities were $14,325 and Stockholders’ equity was a deficit of $3,158.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended December 31, 2014, net cash flows used in operating activities was $6,482

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended December 31, 2014, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months period ended December 31, 2014, we did not have any cash flows provided or used in financing activities.

PLAN OF OPERATION AND FUNDING

The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties. Aleksey Gagauz , our sole officer and director, has verbally agreed to lend us the funds. However, Mr. Aleksey Gagauz has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

GOING CONCERN

The independent auditors' audit report accompanying our September 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sofia, Bulgaria on February 11, 2015.

TERAFOX CORP.

By:	/s/	Alexey Gaguaz
	Name:	Aleksey Gagauz
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)