Form 10-Q
period 2015-03-31
Terafox Corp
filed 2015-05-12
CIK 1626696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-200675

Terafox Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	2750	< >
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,440,000 common shares issued and outstanding as of May 12, 2015 .

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

 TERAFOX CORP.

BALANCE SHEET

AS OF MARCH 31, 2015

ASSETS	March 31, 2015 (Unaudited)	September 30, 2014 (Audited)

Current Assets
Cash and cash equivalents	$3,977	$7,649
Total Current Assets	3,977	7,649

Fixed Assets
Equipment	10,000	10,000
Total Fixed Assets	10,000	10,000

Total Assets	$13,977	$17,649

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	1,000
Loan from director	$14,325	$14,325

Total Liabilities	15,325	14,325

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,280,000 and 4,000,000 shares issued and outstanding respectively	6,280	4,000
Additional paid-in capital	20,039	-
Deficit accumulated during the development stage	(27,667)	(676)

Total Shareholders’ Equity	(1,348)	3,324

Total Liabilities and Shareholders’ Equity	$13,977	$17,649

See accompanying notes to financial statements.

TERAFOX CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED MARCH 31, 2015

(UNAUDITED)

		Three Months Period Ended March 31, 2015		Six Months Period Ended March 31, 2015

Revenues	$		$

Operating Expenses
General and administrative expenses		20,509		26,991
Total Operating Expenses		20,509		26,991

Net Loss From Operations		(20,509)		(26,991)

Provision for Income Taxes		-

Net Loss		$(20,509)		$(26,991)

Net Loss Per Share: Basic and Diluted		$(0.00)		$(0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted		4,899,722		4,444,918

See accompanying notes to financial statements.

TERAFOX CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED MARCH 31, 2015

(UNAUDITED)

For the Six Months Period Ended March 31, 2015
Cash flows from operating activities:
Net loss for the period	$(26,991)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:	-
Increase in Accounts Payable	1,000
Cash flows used in operating activities	(25,991)

Cash flows from financing activities:
Proceeds from sale of common stock	22,219
Loans payable	-
Cash flows provided by financing activities	22,219

Cash flows from investing activities
Purchase of Equipment	-
Cash flows used in investing activities	-

Net increase (decrease) in cash	(3,672)

Cash, beginning of the period	7,649
Cash, end of the period	$3,977

Supplemental Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to financial statements.

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Terafox Corp. was incorporated in the State of Nevada on February 26, 2014. We are a development-stage company formed to produce flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of March 31, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending March 31, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,977 of cash as of March 31, 2015.

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

MARCH 31, 2015

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2015.

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

March 31, 2015
Fixed assets:
Equipment	$ 10,000
Less: accumulated depreciation	0
Net fixed assets	$ 10,000

The Company has not started operations, thus, no depreciation was recorded during the period from inception through March 31, 2015. It is management’s opinion that equipment does not require adjustment for depreciation or impairment as of March 31, 2015.

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 5 – LOAN FROM DIRECTOR

From February 26, 2014 date of interception till March 31, 2015, a director loaned $14,325 to the Company.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 27, 2014, the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

For the six months period ended March 31, 2015, The Company has issued 2,280,000 shares of common stock for cash proceeds of $22,319 at $0.01 per share.

There were 6,280,000 shares of common stock issued and outstanding as of March 31, 2015.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered in a two year production space lease agreement started February 1, 2015. Annual rental fees for first year will be $6,000 and $5,400 for the second year. Company’s office space has been provided by the officer without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

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

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations from March 31, 2015  to the date these financial statements were available to be issued, April 28, 2015, and through the actual filing date and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE AND SIX MONTHS PERIOD ENDED MARCH 31, 2015

Our net loss for the three and six months period ended March 31, 2015  were $20,509 and $26,991 respectively. During the three and six months period ended March 31, 2015  we have not generated any revenue.

During the three and six months period ended March 31, 2015 our operating expenses were bank service charges and professional fees. The weighted average number of shares outstanding was 4,899,772 and $4,444,918 for the three and six months period ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED MARCH 31, 2015

As at March 31, 2015, our total assets were $13,997. Total assets were comprised of $3,977 in cash and $10,000 in fixed assets.

As at March 31, 2015, our current liabilities were $15,325 and Stockholders’ equity was a deficit of $1,348.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months period ended March 31, 2015, net cash flows used in operating activities was $25,991

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months period ended March 31, 2015, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months period ended March 31, 2015, cash flows provided by financing activities were $22,319 through the issuance of shares.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2015  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sofia, Bulgaria on May 12, 2015.

TERAFOX CORP.

By:	/s/	Aleksey Gagauz
	Name:	Aleksey Gagauz
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)