Form 10-Q
period 2015-06-30
Terafox Corp
filed 2015-07-21
CIK 1626696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

+17027518466
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,440,000 common shares issued and outstanding as of July 21, 2015 .

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

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Terafox Corp.

We have reviewed the balance sheets of Terafox Corp. as of June 30, 2015 and September 30, 2014 and the related statements of operations for the three and nine month periods ended June 30, 2015 and statement of cash flows for the nine month period ended June 30, 2015. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, with the exception of the matters described in the following paragraph, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

July 16 2015

 TERAFOX CORP.

BALANCE SHEET

AS OF JUNE 30, 2015

ASSETS	June 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)

Current Assets
Cash and cash equivalents	$2,854	$7,649
Total Current Assets	2,854	7,649

Fixed Assets
Equipment	10,000	10,000
Total Fixed Assets	10,000	10,000

Total Assets	$12,854	$17,649

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	2,600
Loan from director	$14,325	$14,325

Total Liabilities	16,925	14,325

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,440,000 and 4,000,000 shares issued and outstanding respectively	6,440	4,000
Additional paid-in capital	21,479	-
Deficit accumulated during the development stage	(31,990)	(676)

Total Shareholders’ Equity	(4,071)	3,324

Total Liabilities and Shareholders’ Equity	$12,854	$17,649

See accompanying notes to financial statements.

TERAFOX CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED JUNE 30, 2015

(UNAUDITED)

		Three Months Period Ended June 30, 2015		Nine Months Period Ended June 30, 2015

Revenues	$		$

Operating Expenses
General and administrative expenses		4,323		31,314
Total Operating Expenses		4,323		31,314

Net Loss From Operations		(4,323)		(31,314)

Provision for Income Taxes		-

Net Loss		$(4,323)		$(31,314)

Net Loss Per Share: Basic and Diluted		$(0.00)		$(0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted		6,436,484		5,108,773

See accompanying notes to financial statements.

TERAFOX CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED JUNE 30, 2015

(UNAUDITED)

For the Nine Months Period Ended June 30, 2015
Cash flows from operating activities:
Net loss for the period	$(31,314)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:	-
Increase in Accounts Payable	2,600
Cash flows used in operating activities	(28,714)

Cash flows from financing activities:
Proceeds from sale of common stock	23,919
Loans payable	-
Cash flows provided by financing activities	23,919

Cash flows from investing activities
Purchase of Equipment	-
Cash flows used in investing activities	-

Net increase (decrease) in cash	(4,795)

Cash, beginning of the period	7,649
Cash, end of the period	$2,854

Supplemental Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to financial statements.

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Terafox Corp. was incorporated in the State of Nevada on February 26, 2014. We are a development-stage company formed to produce flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of June 30, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending June 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,854 of cash as of June 30, 2015.

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

JUNE 30, 2015

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2015.

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

June 30, 2015
Fixed assets:
Equipment	$ 10,000
Less: accumulated depreciation	0
Net fixed assets	$ 10,000

The Company has not started operations, thus, no depreciation was recorded during the period from inception through June 30, 2015. It is management’s opinion that equipment does not require adjustment for depreciation or impairment as of June 30, 2015.

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 5 – LOAN FROM DIRECTOR

From February 26, 2014 date of interception till June 30, 2015, a director loaned $14,325 to the Company.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 27, 2014, the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

For the nine months period ended June 30, 2015, The Company has issued 2,440,000 shares of common stock for cash proceeds of $23,919 at $0.01 per share.

There were 6,440,000 shares of common stock issued and outstanding as of June 30, 2015.

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

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations from June 30, 2015 to the date these financial statements were available to be issued, July 16, 2015, and through the actual filing date and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE AND NINE MONTHS PERIOD ENDED JUNE 30, 2015

Our net losses for the three and nine months period ended June 30, 2015  were $4,323 and $31,314 respectively. During the three and nine months period ended June 30, 2015  we have not generated any revenue.

During the three and nine months period ended June 30, 2015 our operating expenses were bank service charges and professional fees. The weighted average number of shares outstanding was 6,436,484 and $5,108,773 for the three and nine months period ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED JUNE 30, 2015

As at June 30, 2015, our total assets were $12,854. Total assets were comprised of $2,854 in cash and $10,000 in fixed assets.

As at June 30, 2015, our current liabilities were $16,925 and Stockholders’ equity was a deficit of $4,071.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended June 30, 2015, net cash flows used in operating activities was $28,714

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months period ended June 30, 2015, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months period ended June 30, 2015, cash flows provided by financing activities were $23,919 through the issuance of shares.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2015  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sofia, Bulgaria on July 21, 2015.

TERAFOX CORP.

By:	/s/	Aleksey Gagauz
	Name:	Aleksey Gagauz
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)