Form 10-K
period 2015-09-30
Terafox Corp
filed 2015-12-28
CIK 1626696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2015

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

+17027518466
(Issuer's telephone number)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,440,000 common shares issued and outstanding as of December 28, 2015.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Company

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

Every person today wants to show his personality in any possible way. Terafox Corp. offers its clients a unique product, which can reflect personality of most extraordinary individual. Our product can be any kind of color or black and white image or text, which can be printed on almost any surface. Company willing to highlight a promotional offer or some corporate event, private holiday or birthday party, wedding or affair – we are able to satisfy any request of the client! Anyone will value much a present with his photo or an image of his favorite hobby printed on.

Industrial flatbed printing machine

We plan use fully automated portable industrial flatbed printing machine model number S-SUN C4300.

S-SUN C4300 has the following technical characteristics:

Model Number:

S-SUN C4300

Power:

60W

Weight:

85 kg

Dimensions:

750*900*730 mm

Production capacity:

A4 – 25 seconds

Target market

Our product is unique enough to get any market segments interested. We can determine two different directions our product can cover - corporate and private.

By corporate we mean large and small companies, which always care much about image and update company information, highlight upcoming promotional events using printed products, such as flyers, booklets, etc. Corporate style of any company is often reflected by printed images on folders, souvenirs, notepads, laptops and others. We are ready to provide image printing on any of the aforesaid products.

By private we mean any private events, where memorable gifts can be suitable. Weddings, birthdays, anniversaries – any holiday of any scale can become even more memorable with some kind of commemorative image on a glass or metal souvenir, which can be hanged on the wall, for example.

Terafox Corp. is able to offer any type of client the very printed product that can meet their very special requirements.

Industry analysis

In any city we plan to expand our operations to there are multiple event agencies, advertising agencies and other enterprises that may be interested in cooperation with our company. We offer high-quality and inexpensive product, which can satisfy any client requirements.

Besides such kind of distribution network we plan to sign agreements with creative agencies that can develop unique designs for their clients and offer our services as their subcontractor for high-quality printing on any surfaces.

We are ready to offer up to 30% commission from sales to our potential partners.

We also plan to have a special section on our website for potential partners with examples of our products and offers for wholesale clients and partners.

Markets

Essentially, consumer market of Terafox Corp. includes any person or any company willing to emphasize their personality or image, promote new product series or highlight an upcoming event. By virtue of the abilities of our multifunctional printing machine, we can overtake market of phone and tablet cases, as well as laptop stickers. Technologies get more and more developed each day and it becomes a will of almost every individual to have a unique case for his gadget. This also applies to any company with well-recognized brand. Minimal expenses for product manufacture and simplicity of printing machine usage enables us to reduce the cost of the offered product, which subsequently makes it interesting for many.

As for geography related markets, we start our operations from Sofia, Bulgaria. Afterwards, we will expand our business to other large cities in Bulgaria, such as Varna, Plovdiv, Burgas, if we sell 66% or more of the shares.

Marketing

Our marketing campaign consists of several directions.

First of all we will start out from straight marketing, such as offering our product at the fairs and exhibitions, handing out souvenirs and booklets with description of our product, which will be a great demonstration of high-quality and affordability of our product.

Launch of our e-commerce ready web-site, banners on popular websites and advertisements in social networks will be the second step of our campaign.

Besides aforesaid we will send our commercial quotations to event, creative, PR and advertising agencies, which can raise customer awareness and attract new partners. The interest offered will be up to 30% discount.

In the course of our campaign we shall contact PR departments of large and developing companies and offer our services and products. We are ready to offer a reasonable discount for large orders. As we are small and developing-stage company, we will be of high interest among such companies with our competitive price and high-quality products.

We have developed a discount system for our regular and wholesale customers:

At single order from $1,000 – 5% discount from the total order amount;

At single order from $5,000 – 10% discount;

At single order from $10,000 – 15% discount.

Regular clients with small orders may be provided a 5% discount at the discretion of our Director.

Distributors and partners get 30% discount.

We also plan to have a discount lottery at fairs and in social networks.

This marketing campaign is designed to attract many clients and develop a strong reputation of high-quality, diligent and inexpensive manufacturer. Hopefully, our clients will readily recommend us to others.

Storage and delivery

The product produced by Terafox Corp. doesn’t require any storage facilities as it will be manufactured directly for each order. The number of demonstration samples to be kept is insignificant and doesn’t require any special premises for storage. We are going to sign a contract with delivery company on regular basis. Term of delivery shall be not more than 7 days, which shall include product manufacture and delivery to the client.

Our machines will be located at our leased premise in Sofia and manufactured products will be shipped to other Bulgarian cities from there.

Lease agreements

The Company has entered in a two year production space lease agreement started February 1, 2015. Annual rental fees for first year will be $6,000 and $5,400 for the second year. This lease was terminated on October 31, 2015. The company has entered into new two year production space lease agreement started November 1, 2015. Annual rental fees are $3,360. Company’s office space has been provided by the officer without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Contracts

Terafox Corp. has signed sales contract with Keybievent. The following is a summary:

Sales contract #1/1 was signed on September 17, 2014 between Terafox Corp and Keybievent. In the contract Keybievent (the Buyer) has agreed to purchase printed products produced by Terafox Corp. The Parties have agreed that no Party has a minimum of goods required to be sold or purchased from another Party. Printed products will be sold to Keybievent with 30% discount. Contract came into force on March 01, 2015.

Competition

Competition at the chosen market of printed products is relatively high. There exist many large companies offering various ranges of similar products in every geographic market we have picked for operation and expansion. Such companies will make it difficult for us to develop easily, as they will be our direct competitors. Many of such companies are large enough to provide clients with a well-known and preferred product assortment at possibly lower price, besides they already have best practice in client attraction. We may probably lose our business while competing with companies like that.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. As we do not have insurance, and if we are made a party of products liability action, we may not have sufficient funds to defend the litigation. In that case, judgment could be rendered against us, which could cause us to cease operations.

Employees

We are a development stage company and currently have no employees, other than our Director – Aleksey Gagauz, who will initially perform all works in production and organization of our business, besides part time workers hired for temporal and short-term works.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.  Description of Property

The Company has entered in a two year production space lease agreement started February 1, 2015. Annual rental fees for first year will be $6,000 and $5,400 for the second year. The premise allows us to place 4 industrial flatbed printing machines. According to the agreement we lease 40 square meters of premises on the first floor of the building at 19 Yakubitsa Str., Sofia 1164, Bulgaria. This lease was terminated on October 31, 2015. The company has entered into new two year production space lease agreement started November 1, 2015. Annual rental fees are $3,360. According to the agreement we lease 25 square meters of premises on 16, Tsar Osvoboditel Blvd, Sofia, 1000, Bulgaria

Item 3.  Legal Proceedings

We were no subject to any legal proceedings during the year ended September 30, 2015 or the period from inception (February 26, 2014) to September 30, 2014 and we know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of September 30, 2015, no shares of our common stock have traded

Number of Holders

As of September 30, 2015, the 6,440,000 issued and outstanding shares of common stock were held by a total of 30 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended September 30, 2015 or during the period from February 26, 2014 (inception) to September 30, 2014.  We have not paid any cash dividends since February 26, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

On June 27, 2014, the Company offered and sold 4,000,000 restricted shares of common stock to our president and director for a purchase price of $0.001 per share, for aggregate offering proceeds of $4,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED SEPTEMBER 30, 2015 COMPARED TO THE PERIOD FROM (INCEPTION) FEBRUARY 26, 2014 TO SEPTEMBER 30, 2014.

REVENUE

We have not recognized revenue for the year ended September 30, 2015, and for the period from February 26, 2014(Inception) to September 30, 2014. We expect to generate revenue as we expand our business operations

OPERATING EXPENCES

Total operating expenses for the for the year ended September 30, 2015 were $37,734 compared to $676 for the period February 26, 2014 (inception) to September 30, 2014.

Our operating expenses consisted of accounting fees of $9,250 (2014-$0); bank service charges $1,315 (2014-$351), regulatory filings $16,300 (2014-$325); rent $6,420 (2014-$0); and legal fees $4,449 (2014-$0). Expenses incurred during the fiscal year ended September 30, 2015 as compared to period ended September 30, 2014 increased primarily due to the increased scale and scope of business operations.

NET LOSSES

The net loss for the fiscal year ended September 30, 2015 was $37,734, compared to $676 for the period February 26, 2014 (interception) to September 30, 2014, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, our total assets were $10,254 comprised of cash $ 254, and net fixed assets $10,000. Our total liabilities were $20,745 comprised of accounts payable of $6,420 and a loan from our director of $14,325. As of September 30, 2014, our total assets were $17,649 comprising of cash $7,649 and net fixed assets $10,000. Our total liabilities were $14,325 comprised of a loan from our director.

Shareholders’ equity has decreased from $3,324 as of September 30, 2014 to a deficit of $10,491 as of September 30, 2015. The decrease in our shareholders’ equity to a shareholders’ deficit was due to the increase in our operating expenses.

The Company has accumulated a deficit of $38,410 as of September 30, 2015 compare to $676 as of September 30, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, sales, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended September 30, 2015 and the period from February 26, 2014 (inception) to September 30, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended September 30, 2015, net cash flows used in operating activities was $31,314 compared to $676 for the period from February 26, 2014 to September 30, 2014, The increase was primarily due to the increase in operating losses between the two periods

CASH FLOWS FROM INVESTING ACTIVITIES

We neither used nor generated cash from investing activities for the fiscal year ended September 30, 2015 compare to $10,000 cash used during the period from February 26, 2014 (inception) to September 30, 2014 for purchase of industrial flatbed printing machine model number S-SUN C4300.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from the sale of shares of our common stock and by way of loan from our director. For the fiscal year ended September 30, 2015, net cash from financing activities was $23,919 consisting of proceeds from the sale of share of our common stock. By comparison, during the period from February 26, 2014 (inception) to September 30, 2014, net cash provided by financing activities was $18,325 consisting of $4,000 of proceeds from the sale of shares of our common stock and $14,325 by way of a loan from our director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, sales, loans from a director and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity, and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:

-Purchase of equipment

-Legal and professional fees

-Lease expenses

-Website development

-Testing

-Purchase of raw materials inventory

-Marketing campaign

-Employee Wages

-Office expenses

We intend to finance these expenses with further issuances of securities, debt issuances and sales. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

The Company has entered in a two year production space lease agreement started February 1, 2015. Annual rental fees for first year will be $6,000 and $5,400 for the second year. The premise allows us to place 4 industrial flatbed printing machines. According to the agreement we lease 40 square meters of premises on the first floor of the building at 19 Yakubitsa Str., Sofia 1164, Bulgaria. This lease was terminated on October 31, 2015. The company has entered into new two year production space lease agreement started November 1, 2015. Annual rental fees are $3,360. According to the agreement we lease 25 square meters of premises on 16, Tsar Osvoboditel Blvd, Sofia, 1000, Bulgaria

PURCHASE OF SIGNIFICANT EQUIPMENT

The company has purchased industrial flatbed printing machine model number S-SUN C4300 for $10,000 with the following technical characteristics:

Model Number:

S-SUN C4300

Power:

60W

Weight:

85 kg

Dimensions:

750*900*730 mm

Production capacity:

A4 – 25 seconds

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The Company has not generated revenues and incurred a loss since Inception (February 26, 2014) resulting in an accumulated deficit of $38,410 as of September 30, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended September 30, 2015 expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending September 30, 2015 and September 30, 2014.

It is management’s opinion that all adjustments necessary for a fair statement of the results for the annual periods have been made, and that all adjustments are of a normal recurring. Furthermore, in management’s opinion, sufficient disclosures have been made in order to make the annual financial information not misleading.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a September 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had cash of $254 as of September 30, 2015 and $7,649 as of September 30, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2015 and September 30, 2014.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

TERAFOX CORP.

FINANCIAL STATEMENTS

For the Year Ended September 30, 2015 and for the period from February 26, 2014 (Inception) to September 30, 2014

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	14

Balance Sheets as of September 30, 2015 and September 30, 2014	15

Statements of Operations for the year ended September 30, 2015 and for the period from February 26, 2014 (Inception) to September 30, 2014	16

Statement of Changes in Stockholders’ Equity (Deficit) for the year ended September 30, 2015 and the period from February 26, 2014 (Inception) to September 30, 2014	17

Statements of Cash Flows for the year ended September 30, 2015 and the period from February 26, 2014 (Inception) to September 30, 2014	18

Notes to Financial Statements	19

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Terafox Corp.

We have audited the accompanying balances sheet of Terafox Corp. as of September 30, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows as of September 30, 2015 and from February 26, 2014 (inception) through September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Terafox Corp. as of September 30, 2015 and 2014 and the results of its operations, stockholders’ deficit and cash flows as of September 30, 2015 and for the period from February 26, 2014 (inception) through September 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

December 14, 2015

TERAFOX CORP.

Balance Sheets

ASSETS	September 30, 2015	September 30, 2014

Current Assets
Cash and cash equivalents	$254	$7,649
Total Current Assets	254	7,649

Fixed Assets
Equipment	10,000	10,000
Total Fixed Assets	10,000	10,000

Total Assets	$10,254	$17,649

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$6,420	$-
Loan from director	14,325	14,325

Total Liabilities	20,745	14,325

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,440,000 and 4,000,000 shares issued and outstanding respectively	6,440	4,000
Additional paid-in capital	21,479	-
Deficit accumulated during the development stage	(38,410)	(676)

Total Shareholders’ Equity (Deficit)	(10,491)	3,324

Total Liabilities and Shareholders’ Equity	$10,254	$17,649

The accompanying notes are an integral part of these financial statements

TERAFOX CORP.

Statement of Operations

	Year Ended September 30, 2015	For the period from February 26, 2014 (Inception) to September 30, 2014

Revenues	$-	$-

Operating Expenses
General and administrative expenses	37,734	676
Total Operating Expenses	37,734	676

Net Loss From Operations	(37,734)	(676)

Provision for Income Taxes	-

Net Loss	$(37,734)	$(676)

Net Loss Per Share: Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,444,315	4,000,000

The accompanying notes are an integral part of these financial statements

TERAFOX CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Inception, February 26, 2014	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	4,000,000	4,000	-	-	4,000

Net loss for the period ended September 30, 2014	-	-	-	(676)	(676)

Balance, September 30, 2014	4,000,000	$ 4,000	$ -	$ (676)	$ 3,324

Shares issued for cash at $0.01 per share	2,440,000	2,440	21,479	-	23,919

Net loss for the year ended September 30, 2015	-	-	-	(37,734)	(37,734)

Balance, September 30, 2015	6,440,000	$ 6,440	$ 21,479	$ (38,410)	$ (10,491)

The accompanying notes are an integral part of these financial statements

TERAFOX CORP.

 Statements of Cash flows

	Year Ended September 30, 2015 $	For the period from February 26, 2014 (Inception) to September 30, 2014 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(37,734)	(676)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:		-
Increase in Accounts Payable	6,420
CASH FLOWS USED IN OPERATING ACTIVITIES	(31,314)	(676)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	23,919	4,000
Loans from director	-	14,325
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,919	18,325

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	-	10,000
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(10,000)

NET INCREASE IN CASH	(7,395)	7,649
Cash, beginning of period	7,649	-
Cash, end of period	254	7,649

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

TERAFOX CORP.

Notes to the Audited Financial Statements

For the year ended September 30, 2015 and for the period from February 26, 2014 (inception) to September 30, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Terafox Corp. was incorporated in the State of Nevada on February 26, 2014. We are a development-stage company formed to produce flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

NOTE 2—GOING CONCERN

The Company has not generated revenues and incurred a loss since Inception (February 26, 2014) resulting in an accumulated deficit of $38,410 as of September 30, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended September 30, 2015 expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending September 30, 2015 and September 30, 2014.

It is management’s opinion that all adjustments necessary for a fair statement of the results for the annual periods have been made, and that all adjustments are of a normal recurring. Furthermore, in management’s opinion, sufficient disclosures have been made in order to make the annual financial information not misleading.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a September 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had cash of $254 as of September 30, 2015 and $7,649 as of September 30, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

TERAFOX CORP.

Notes to the Audited Financial Statements

For the year ended September 30, 2015 and for the period from February 26, 2014 (inception) to September 30, 2014

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2015 and September 30, 2014.

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

TERAFOX CORP.

Notes to the Audited Financial Statements

For the year ended September 30, 2015 and for the period from February 26, 2014 (inception) to September 30, 2014

NOTE 4- FIXED ASSETS

Company purchased Industrial flatbed printing machine S-SUN C4300.

	September 30, 2015	September 30, 2014
Fixed assets:
Equipment	$ 10,000	$ 10,000
Less: accumulated depreciation	0	0
Net fixed assets	$ 10,000	$ 10,000

The Company has not started operations, thus, no depreciation was recorded during the period from inception through September 30, 2015. It is management’s opinion that equipment does not require adjustment for depreciation or impairment as of September 30, 2015.

NOTE 5 – LOAN FROM DIRECTOR

From February 26, 2014 date of interception till September 30, 2015, a director loaned $14,325 to the Company.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 27, 2014, the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

During January, 2015, The Company has issued 285,000 shares of common stock for cash proceeds of $2,759 at $0.01 per share.

During February, 2015, The Company has issued 1,275,000 shares of common stock for cash proceeds of $12,400 at $0.01 per share.

During March, 2015, The Company has issued 720,000 shares of common stock for cash proceeds of $7,160 at $0.01 per share.

During April, 2015, The Company has issued 160,000 shares of common stock for cash proceeds of $1,600 at $0.01 per share.

There were 6,440,000 shares of common stock issued and outstanding as of September 30, 2015.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered in a two year production space lease agreement started February 1, 2015. Annual rental fees for first year will be $6,000 and $5,400 for the second year. As of September 30, 2015 the Company has accrued $2,420 in default interest payable under the lease agreement ($0 as of September 30, 2014). Company’s office space has been provided by the officer without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

TERAFOX CORP.

Notes to the Audited Financial Statements

For the year ended September 30, 2015 and for the period from February 26, 2014 (inception) to September 30, 2014

NOTE 8 – INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $38,410 ($676 as of September 30, 2014) that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	September 30, 2015	September 30, 2014
Federal income tax benefit attributable to:
Current Operations	$ 12,830	$ 230
Less: valuation allowance	(12,830)	(230)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2015	September 30, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 13,059	$ 230
Less: valuation allowance	(13,059)	(230)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $38,410 ($676 as of September 30, 2014) for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In October 2015, the company has made first sale to Artex Studio for $4,500.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of September 30, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at September 30, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Although our Company is unable to meet the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our sole officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Aleksey Gagauz str. Lege, 6, Sofia, Bulgaria, 1000	32	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

Aleksey Gagauz has acted as our President, Treasurer and sole Director since our incorporation on February 26, 2014.  Aleksey Gagauz was born on April 26, 1982 in Moldova. Aleksey did Masters Degree in Economy and Management in Commerce in Technical University of Moldova.

The following is a brief description of the business experience of our executive officer:

- studied in Technical University of Moldova

1999 - 2004

- assistant manager in Certitudine SRL, Kishinev

2003 - 2005

- sales manager in Avantaj-AV, Kishinev

2005 - 2008

- manager in Arhform architectural studio, Kishinev

2008 – 2012

- sales manager Zarian-5, Sofia, Bulgaria

2012 – 2013

- senior manager in Zarian-5, Sofia

2013 – 2013

- owner and director of Terafox Corp

2014 – present

Mr. Gagauz had durable experience in sales. We consider this area to be of high importance for our business. Skills in sales will obviously be reflected in company politics and negotiations with our potential clients. The last company he worked for had a similar kind of business our company is going to engage in, which gives him complete understanding of the process and experience in this area of operations. As Mr. Gagauz has reached a certain level at his job position we can consider him to be progressive, improving and hardworking person. We find such qualifications to be suitable for a person taking position of Director.

During the past ten years, Aleksey Gagauz has not been the subject to any of the following events:

     1. Any bankruptcy petition filed by or against any business of which Aleksey Gagauz was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Aleksey Gagauz’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director Mr. Aleksey Gagauz. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on February 26, 2014 until September 30, 2015:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Aleksey Gagauz, President, Treasurer and Secretary	Year end September 30, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	February 26, 2014 to September 30, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Aleksey Gagauz str. Lege, 6, Sofia, Bulgaria, 1000	4,000,000 shares of common stock (direct)		62%

				62%

The percent of class is based on 6,440,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended September 30, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of September 30, 2015, a director had loaned $14,325 (September 30, 2014 - $14,325) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended September 30, 2015, we incurred approximately $9,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our September 30, 2014 financial statements and for the reviews of our financial statements for the quarters ended December 31, 2014, March 30, 2015, and June 30, 2015.

PART IV

Item 15. Exhibits

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

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Aleksey Gagauz
Aleksey Gagauz	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	December 28, 2015