Form 10-Q
period 2015-12-31
Terafox Corp
filed 2016-02-02
CIK 1626696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

+17027518466
(Issuer's telephone number) terafoxcorp@gmail.com (Issuer's email address)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,440,000 common shares issued and outstanding as of December 31, 2015.

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

 TERAFOX CORP.

BALANCE SHEETS

(UNAUDITED)

ASSETS	December 31, 2015 (unaudited)	September 30, 2015 (audited)

Current Assets
Cash and cash equivalents	$30	$254
Total Current Assets	30	254
Other Current Assets
Inventory	410	-
Total Other Current Assets	410	-

Fixed Assets
Equipment	10,000	10,000
Accumulated Depreciation	(417)	-
Total Fixed Assets	9,583	10,000

Total Assets	$10,023	$10,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Rents Payable	7,790	6,420
Loan from director	$14,791	$14,325

Total Liabilities	22,581	20,745

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,440,000 and 6,440,000 shares issued and outstanding respectively	6,440	6,440
Additional paid-in capital	21,479	21,479
Deficit accumulated during the development stage	(40,477)	(38,410)

Total Shareholders’ Equity	(12,558)	(10,491)

Total Liabilities and Shareholders’ Equity	$10,023	$10,254

See accompanying notes to financial statements.

TERAFOX CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Period Ended December 31, 2015	Three Months Period Ended December 31, 2014

Revenues	$6,800	$-
Cost of Goods Sold	656	-
GROSS PROFIT	6,144	-

Operating Expenses
General and administrative expenses	8,211	6,482
Total Operating Expenses	8,211	6,482

Net Loss From Operations	(2,067)	(6,482)

Provision for Income Taxes	-	-

Net Loss	$(2,067)	$(6,482)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,440,000	4,000,000

See accompanying notes to financial statements.

TERAFOX CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Period Ended December 31, 2015	Three Months Period Ended December 31, 2014
Cash flows from operating activities:
Net loss for the period	$(2,067)	(6,482)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Inventory	(410)
Accumulated Depreciation	417
Rents Payable	1,370	-
Cash flows used in operating activities	(690)	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Loans payable	466	-
Cash flows provided by financing activities	466	-

Cash flows from investing activities
Purchase of Equipment	-	-
Cash flows used in investing activities	-	-

Net increase (decrease) in cash	(224)	(6,482)

Cash, beginning of the period	254	7,649
Cash, end of the period	$30	1,167

Supplemental Cash Flow Information:
Interest paid	$-	-
Income taxes paid	$-	-

See accompanying notes to financial statements.

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Terafox Corp. was incorporated in the State of Nevada on February 26, 2014. We are a development-stage company formed to produce flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had limited revenues as of December 31, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months period ended December 31, 2015 and December 31, 2014.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements and it is management’s opinion that all adjustments necessary for a fair presentation for the interim periods have been made, and that all adjustments are of a normal recurring nature that there were no adjustments other than normal recurring adjustments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $30 of cash as of December 31, 2015.

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

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2015.

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

As of December 31, 2015 the Company has recorded $417 of depreciation. As of December 31, 2014 the Company has not started operations, thus, no depreciation was recorded during that period.

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

 (UNAUDITED)

NOTE 4- FIXED ASSETS

Company purchased Industrial flatbed printing machine S-SUN C4300.

	December 31, 2015	December 31, 2014
Fixed assets:
Equipment	$ 10,000	$ 10,000
Less: accumulated depreciation	417	0
Net fixed assets	$ 9,583	$ 10,000

NOTE 5 – LOAN FROM DIRECTOR

As of December 31, 2015, a director loaned $14,791 to the Company.

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

There were 6,440,000 shares of common stock issued and outstanding as of December 31, 2015.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On July 01, 2014 the Company has entered in a two year production space lease agreement started February 1, 2015. Annual rental fees for first year will be $6,000 and $5,400 for the second year. On September 03, 2014 by mutual agreement the parties have decided that the lease agreement will terminate on October 31, 2015. On August 31, 2015 the Company has signed a new two years Lease Agreement. For the first and second year of the Agreement the annual rental fee is $3,360 with monthly price of $280. Company’s office space has been provided by the officer without charge. There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

TERAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

 (UNAUDITED)

NOTE 8 – INCOME TAXES

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $40,477 ($38,410 as of September 30, 2015) that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2015	September 30, 2015
Federal income tax benefit attributable to:
Current Operations	$ 703	$ 13,059
Less: valuation allowance	(703)	(13,059)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2015	September 30, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 13,762	$ 13,059
Less: valuation allowance	(13,762)	(13,059)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $40,477 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations from December 31, 2015 to the date these financial statements were available to be issued, and through the actual filing date and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

GENERAL

Terafox Corp. was incorporated in the State of Nevada as a for-profit company on February 26, 2014 and established a fiscal year end of September 30. We have limited revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to produce flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

PRODUCT

Our product can be represented by wide range of goods produced using industrial flatbed printing machine we chose. Products include, but not limited to: flyers, posters, booklets, pictures and other printed goods of that kind. Besides regular paper printed products our printing machine has function to print images on many other surfaces, such as, but not limited to:

Organic materials: acrylic, plastics, leather, wooden articles, textile fabric, silica gel, etc.

Inorganic materials: ceramics, glass, stone, crystal etc.

Metallic materials: gold, silver, copper, iron, stainless steel, aluminum alloy etc.

Maximum printing heights is 25sm, which widens the range of products we can print images on: phone and tablet covers, pens and shirts, leather bags, key chains, laptops, etc. There can be as many items in the list of possible products as rich client’s imagination may be.

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

THREE MONTHS PERIOD ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

Our net losses for the three months period ended December 31, 2015 and December 31, 2014 were $2,067 and $6,482 respectively. During the three months period ended December 31, 2015 we have generated $6,800 revenue and $0 of revenue for the three months period ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2015, our total assets were $10,023. Total assets were comprised of $30 in cash, $410 in inventory and $9,583 in fixed assets. As at December 31, 2015, our current liabilities were $22,581 and Stockholders’ equity was a deficit of $12,558.

As of September 30, 2015, our total assets were $10,254 comprised of cash $ 254, and net fixed assets $10,000. Our total liabilities were $20,745 comprised of accounts payable of $6,420 and a loan from our director of $14,325. Stockholders’ equity was a deficit of $10,491.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended December 31, 2015 and December 31, 2014 net cash flows used in operating activities were $690 and $6,482 respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended December 31, 2015 and December 31, 2014 we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months period ended December 31, 2015 and December 31, 2014 cash flows provided by financing activities were $466 and $0 respectively.

PLAN OF OPERATION AND FUNDING

The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties. Aleksey Gagauz, our sole officer and director, has verbally agreed to lend us the funds. However, Mr. Aleksey Gagauz has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

GOING CONCERN

The Company has generated limited revenues and incurred a loss resulting in an accumulated deficit of $40,477 as of December 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the December 31, 2015 expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2015  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sofia, Bulgaria on February 2, 2016.

TERAFOX CORP.

By:	/s/	Aleksey Gagauz
	Name:	Aleksey Gagauz
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)