Form 10-Q
period 2016-03-31
Terafox Corp
filed 2016-05-27
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  333-200675

Terafox Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	2750
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)

2/104 Joyton Avenue Zetland, Australia 2017 N.S.W (Address of principal executive offices)

+0403888458
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,440,000 common shares issued and outstanding as of May 20, 2016.

TERAFOX CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 FINANCIAL INFORMATION

Item 1.  Financial Statement

TERAFOX CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	March 31, 2016 (unaudited)	September 30, 2015 (audited)

ASSETS
Current Assets
Cash and cash equivalents	$-	$254
Assets of discontinued operations	-	10,000
Total Current Assets	-	10,254

Total Assets	$-	$10,254

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Liabilities of discontinued operations	$-	$6,420
Loan from director	-	14,325
Total Current Liabilities	-	20,745

Total Liabilities	-	20,745

Shareholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,440,000 shares issued and outstanding respectively	6,440	6,440
Additional paid-in capital	26,208	21,479
Accumulated deficit	(32,648)	(38,410)
Total Shareholders’ Deficit	-	(10,491)

Total Liabilities and Shareholders’ Deficit	$-	$10,254

See accompanying notes to condensed unaudited financial statements.

TERAFOX CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three month period ended		Six month period ended
	March 31	March 31	March 31	March 31
	2016	2015	2016	2015

Revenues	$-	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating Expenses
General and administrative expenses	2,617	19,509	9,041	25,991
Total operating expenses	2,617	19,509	9,041	25,991

Loss from continuing operations	(2,617)	(19,509)	(9,041)	(25,991)

Discontinued operations
Income (loss) from discontinued
operations	10,446	(1,000)	14,803	(1,000)

Loss before taxes	7,829	(20,509)	14,803	(26,991)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$7,829	$ (20,509)	$ 5,762	$ (26,991)

Net Income (Loss) Per Share: Basic and Diluted
From continuing operations	$0.00*	$ (0.00)*	$ 0.00*	$ (0.00)*
From discontinued operations	0.00*	(0.00)*	0.00*	(0.00)*
Net Loss Per Share: Basic and Diluted	$0.00*	$ (0.00)*	$ 0.00*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,440,000	4,899,722	6,440,000	4,444,918

‘* denotes income (loss) per share of less than $0.01 / (0.01)

See accompanying notes to condensed unaudited financial statements.

TERAFOX CORP. CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
	Six Months Period Ended March 31, 2016	Six Months Period Ended March 31, 2015
Cash flows from operating activities:
Net income (loss) for the period	$5,762	$(26,991)
(Income) loss from discontinued operations	(14,803)	1,000
Adjustments to reconcile net loss to net cash (used in) continuing operating activities:	-	-
Changes in operating assets and liabilities of continuing operations:	-	-
Net cash used in operating activities – continuing operations	(9,041)	(25,991)

Income (loss) from discontinued operations	14,803	(1,000)
Adjustments to reconcile net loss to net cash (used in) discontinued operating activities:
Depreciation expense	744	-
Gain in settlement of rent payable	(8,157)	-
Changes in operating assets and liabilities of discontinued operations :
Inventory	(340)	-
Rent payable	1,737	1,000
Net cash used in operating activities – discontinued operations	8,787	-

Cash flows used in operating activities	(254)	(25,991)

Cash flows from investing activities:	-	-
Net cash used in investing activities – continuing operations	-	-
Net cash used in investing activities – discontinued operations	-	-
Cash flows provided by investing activities	-	-

Cash flows from financing activities
Proceeds from sale of common stock	-	22,219
Cash flows used in financing activities	-	22,219

Net increase (decrease) in cash	(254)	(3,672)

Cash, beginning of the period	254	7,649

Cash, end of the period	$-	$3,977

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non Cash Investing and Financing Activities
Inventory purchase by way of loan from director	$466	$-
Forgiveness of rent payable	$8,157	$-
Forgiveness of loan from director	$14,791	$-
Transfer of equipment and inventory to director	$10,062	$-

See accompanying notes to condensed unaudited financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Terafox Corp. (“Terafox”, “the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on February 26, 2014 to produce flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

Effective March 16, 2015, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Mr. Aleksey Gagauz (“Seller”) and Yik Kei Ong (“Buyer,” as nominee/agent for Smart Mate Limited, a Republic of Seychelles company), Seller assigned, transferred and conveyed to Buyer, as nominee/agent 4,000,000 shares of common stock of Company (“Common Stock”). As a result of the transaction, Smart Mate Limited owns 4,000,000 shares of common stock of the Company (or 62% of the total issued and outstanding shares of common stock of the Company).

On the closing of the above transaction, Mr. Gagauz, the sole officer and director of the Company, resigned in all officer capacities from the Company and Yik Kei Ong was appointed temporary Chief Executive Officer and Chief Financial Officer of the Company and a temporary Director of the Company. Effective immediately after the closing, Mr. Ong resigned in all capacities and Mr. Brian Patrick Foley then was appointed Chief Executive Officer and sole Director of the Company, and Mr. Jennie Pascual Ednalagium was appointed as the Company’s Chief Financial Officer, Secretary and Treasurer of the Company.

Similarly, effective immediately after the closing the Company permanently ceased its previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

Consequently, the Company is now a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company currently has no assets, no business or recurring income which raises substantial doubt about its ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s ability to merger with or acquire profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements of Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the three and six months ended March 31, 2016 are not necessarily indicative of the final results that may be expected for the year ended September 30, 2016.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2015 included in our Form 10-K filed with the SEC.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at March 31, 2016 ($254 at September 30, 2015).

Inventory

Inventories are stated at the lower of cost or market determined on a first-in, first out basis.

Following the termination of all its previous operating activities effective March 13, 2016, the Company transferred its remaining inventory to a former director of the Company.

Fair Value of Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  Accounting Standards Codification (“ASC”) 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs which reflect a reporting entity’s own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The Company had no financial instruments as of March 31, 2016. Historically, the Company’s financial instruments consisted of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Fixed Assets

Fixed assets are stated at net book value, cost less depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Following the termination of all its previous operating activities effective March 13, 2016, the Company transferred its sole fixed asset to a former officer and director of the Company.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets (Continued

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We recognized a depreciation expense of $327 (2015 - $0) and $744 (2015- $0) during the three and six months ended March 31, 2016.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during three and six month periods ended March 31, 2016 and 2015.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product or servicers has not been delivered or provided or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the three and six months ended March 31, 2016 and 2015.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any transactions that are required to be reported in other comprehensive income.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4- DISCONTINUED OPERATIONS

Effective March 16, 2016, the Company permanently ceased its previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

The components of the discontinued operations are as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

Revenue	$ 3,300	$ -	$ 10,100	$ -

Cost of goods sold	(317)	-	(973)	-

Gross profit	2,983	-	9,127	-

Operating expenses:
General & administrative	694	1,000	2,481	1,000
Gain on settlement liability	(8,157)	-	(8,157)	-

Total operating (income) expenses	(7,463)	1,000	(5,676)	1,000

Income (loss) from discontinued operations	$ 10,446	$ (1,000)	$ 14,803	$ (1,000)

Effective February 9, 2016, the landlord of our production facility forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. Accordingly, there was no balance of rent payable outstanding as of March 31, 2016. We recognized this gain on forgiveness on this debt as in the income statement as part of income from discontinued activities

Effective March 16, 2016, following our permanent cessation of our previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine, we transferred our equipment with a net book value of $9,257 and inventory with a cost of $806 to our former director and former controlling shareholder. As the transfer was to a related party, the loss on the assets transferred has been recognized in additional aid in capital rather than in the income statement

NOTE 5- FIXED ASSETS

Effective August 2014, the Company purchased an industrial flatbed printing machine model S-SUN C4300.

We started using the machine to generate revenue in October 2015 and consequently commenced depreciation the cost of the flatbed printing machine from that date over an estimated useful life of 6 years.

NOTE 5- FIXED ASSETS (CONTINUED)

Effective March 16, 2016, following our permanent cessation of our previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine, we transferred our equipment with a net book value of $9,257 to our former director and former controlling shareholder. As the transfer was to a related party, the loss on the transfer of the asset transferred has been recognized in additional aid in capital rather than in the income statement

We recognized a depreciation expense of $327 (2015 - $0) and $744 (2015- $0) during the three and six months ended March 31, 2016.

	March 31, 2016	September 30, 2015
Fixed assets:
Equipment	$ -	$ 10,000
Less: accumulated depreciation	-	0
Net fixed assets	$ -	$ 10,000

NOTE 6 – LOAN FROM DIRECTOR

As of September 2015, a former officer and director had loaned $14,325 to the Company. The loan is unsecured, non-interest bearing and due on demand.

During the six months ended March 31, 2016, the same officer and director increased his loan to the Company by $466 through payment of a supplier on our behalf for the purchase of inventory.

Effective March 16, 2016, the former officer and director forgave all amounts due to him which amounted to $14,791. The gain on the forgiveness of the loan has been recognized in additional paid in capital rather than in the income statement as the loan was with a related party.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Common Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 27, 2014, the Company issued 4,000,000 shares of common stock to a former officer and director for cash proceeds of $4,000 at $0.001 per share.

During January 2015, the Company has issued 285,000 shares of common stock for cash proceeds of $2,759 at $0.01 per share.

During February 2015, the Company has issued 1,275,000 shares of common stock for cash proceeds of $12,400 at $0.01 per share.

During March 2015, the Company has issued 720,000 shares of common stock for cash proceeds of $7,160 at $0.01 per share.

During April 2015, the Company has issued 160,000 shares of common stock for cash proceeds of $1,600 at $0.01 per share.

There were 6,440,000 shares of common stock issued and outstanding as of March 31, 2016 and September 2015.

NOTE 7 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Additional Paid in Equity

Effective March 16, 2016, following our permanent cessation of our previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine, we transferred our equipment with a net book value of $9,257 and inventory with a cost of $806 to our former director and former controlling shareholder. As the transfer was to a related party, the loss on the assets transferred has been recognized in additional aid in capital rather than in the income statement

Further, on March 16, 2016, a former officer and director forgave all amounts due to him which amounted to $14,791. The gain on the forgiveness of the loan has been recognized in additional paid in capital rather than in the income statement as the loan was with a related party.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the three and six months ended March 31, 2016 and none are threatened or pending to the best our knowledge and belief.

Contractual

Production Space

On July 1, 2014, the Company has entered in a two year production space lease agreement started February 1, 2015. Annual rental fees for first year will be $6,000 and $5,400 for the second year. On September 3, 2014, by mutual agreement the parties have decided that the lease agreement will terminate on October 31, 2015. On August 31, 2015, the Company signed a new two years Lease Agreement. For the first and second year of the Agreement, the annual rental fee is $3,360 with monthly price of $280.

Effective February 9, 2016, our landlord forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. Accordingly, there was no balance of rent payable outstanding as of March 31, 2016.

Office Space

The Company’s office space has been provided by the officer without charge. There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – INCOME TAXES

As of March 31 2016, the Company had net operating loss carry forwards of approximately $32,648 ($38,410 as of September 30, 2015) that may be available to reduce future years’ taxable income in varying amounts through 2031.

Following the Company’s change of control effective May 16, 2016, due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $32,648 for Federal income tax reporting purposes may be subject to annual limitations.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 9 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following:

Six Months Ended
	March 31, 2016	March 31, 2015
Federal income tax (liability) benefit attributable to:
Current Operations	$ (1,823)	$ 9,177
Less: brought forward tax losses / (valuation allowance)	1,823	(9,177)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2016	September 30, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 11,100	$ 13,059
Less: valuation allowance	(11,100)	(13,059)
Net deferred tax asset	$ 0	$ 0

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2016 through the date these financial statements were issued. There have been no subsequent events after March 31, 2016 for which disclosure is required.

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

GENERAL

Terafox Corp. (“Terafox”, “the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on February 26, 2014 to produce flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

Effective March 16, 2015, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Mr. Aleksey Gagauz (“Seller”) and Yik Kei Ong (“Buyer,” as nominee/agent for Smart Mate Limited) (the “Purchase Agreement”), Seller assigned, transferred and conveyed to Buyer, as nominee/agent 4,000,000 shares of common stock of Company (“Common Stock”).

On the closing of the above transaction, Mr. Gagauz, the sole officer and director of the Company, resigned in all officer capacities from the Company and Yik Kei Ong was appointed temporary Chief Executive Officer and Chief Financial Officer of the Company and a temporary Director of the Company. Effective immediately after the closing, Mr. Ong resigned in all capacities and Mr. Brian Patrick Foley then was appointed Chief Executive Officer and sole Director of the Company, and Mr. Jennie Pascual Ednalagium was appointed as the Company’s Chief Financial Officer, Secretary and Treasurer of the Company.

Similarly, effective immediately after the closing the Company permanently ceased its previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

Consequently, the Company is now a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2015

Continuing Operations

During the three months ended March 31, 2016, we incurred general and administrative expenses relating to continuing activities of $2,617, compared to $19,509 incurred in general and administrative expenses relating to continuing activities during the three months ended March 31, 2015, a decrease of $16,838. The decrease primarily related to a substantial reduction in regulatory fees incurred in the current year as opposed to the prior year.

Discontinued Operations

During the three months ended March 31, 2016, we generated revenue of $3,300, incurred cost of sales of $317 and incurred general and administrative expenses of $694 in respect of our former business of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

We discontinued the printing business effective March 17, 2016.

By comparison, during the three months ended Mach 31, 2015, we have not commenced generating sales as yet in respect of the printing business and accordingly generated no sales, incurred no cost of sales and incurred general and administrative expenses of $1,000.

Effective February 9, 2016, the landlord of our production facility forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. We recognized this gain on forgiveness on this debt as in the income statement as part of income from discontinued activities.

We recognized no similar gain or loss during the three months ended March 31, 2015.

SIX MONTH PERIOD ENDED MARCH 31, 2016 COMPARED TO THE SIX MONTH PERIOD ENDED MARCH 31, 2015

Continuing Operations

During the six months ended March 31, 2016, we incurred general and administrative expenses relating to continuing activities of $9,041, compared to $25,991 incurred in general and administrative expenses relating to continuing activities during the six months ended March 31, 2015, a decrease of $16,950. The decrease primarily related to a substantial reduction in regulatory fees incurred in the current year as opposed to the prior year.

Discontinued Operations

During the six months ended March 31, 2016, we generated revenue of $10,100, incurred cost of sales of $973 and incurred general and administrative expenses of $2,481 in respect of our former business of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

We discontinued the printing business effective March 17, 2016.

By comparison, during the six months ended Mach 31, 2015, we have not commenced generating sales as yet in respect of the printing business and accordingly generated no sales, incurred no cost of sales and incurred general and administrative expenses of $1,000.

Effective February 9, 2016, the landlord of our production facility forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. We recognized this gain on forgiveness on this debt as in the income statement as part of income from discontinued activities.

We recognized no similar gain or loss during the six months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2016, following the complete termination of our existing business, the transfer of certain of our assets to our former director and the forgiveness of our outstanding liabilities by our former director and by a former landlord, we had no assets, no liabilities  and no shareholder equity / deficit outstanding.

As of September 30, 2015, our total assets were $10,254 comprised of cash $ 254, and net fixed assets $10,000. Our total liabilities were $20,745 comprised of accounts payable of $6,420 and a loan from our director of $14,325. Stockholders’ equity was a deficit of $10,491.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company currently has no assets, no business or recurring income which raises substantial doubt about its ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s ability to merger with or acquire profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

CASH FLOW FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2016 COMPARED TO THE SIX MONTH PERIOD ENDED MARCH 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Continuing Operations

During the six months ended March 31, 2016, we used $9,041 in continuing operating activities compared to $25,991 during the six months ended March 31, 2015, a decrease of $16,950. The decrease primarily related to a substantial reduction in regulatory fees incurred in the current year as opposed to the prior year.

Discontinued Operations

During the six months ended March 31, 2016, we generated $8,787 from discontinued operating activities compared to $0 cash generated or used in operating activities during the six months ended March 31, 2015. The Company has not begun to generate sales from its printing business during the six months ended March 31, 2015 while during the six months ended March 31, 2016, we generated sales of $10,100 and a gross profit of $9,127 from our former printing business.

CASH FLOWS FROM INVESTING ACTIVITIES

During the six month periods ended March 31, 2016 and 2015, we did not have any cash flows relating to investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the six month periods ended March 31, 2016 and 2015, we generated $0 and $22,219 respectively from financing activities.

During the six month period ended March 31, 2015, we sold 2,280,000 shares at $0.01 per share to generate net proceeds of $22,219. By comparison, during the six month period ended March 31, 2016, we did not sell any shares of common stock

OFF-BALANCE SHEET ARANGEMENTS

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold during the three and six months ended March 31, 2016.

ITEM 3.

DEFAULTS UPON SENIOR SECURITES

No senior securities were issued or outstanding during the three and six months ended March 31, 2016 or 2015.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Zetland, Australia on May 20, 2016.

TERAFOX CORP.

By:	/s/	Brian Foley
	Name:	Brian Foley
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Jennie Pascual Ednalagium
	Name:	Jennie Pascual Ednalagium
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)