Form 10-Q
period 2016-06-30
Terafox Corp
filed 2016-08-17
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  333-200675

Terafox Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	2750
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)

R24 Flat C 5/F Wah Mow Factory Building 5-7 Ng Fong Street, San Po Kang Kowloon, Hong Kong
(Address of principal executive offices)

+852 9560 0946
(Issuer telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐       No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,440,000 common shares issued and outstanding as of August 19, 2016.

TERAFOX CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

Condensed Balance Sheets as of June 30, 2016 (unaudited) and September 30, 2015

3

Condensed Statements of Operations for the three and nine month periods ended June 30, 2016 and 2015 (unaudited)

4

Condensed Statement of Cash Flows for the nine month periods ended June 30, 2016 and 2015 (unaudited)

5

Notes to Condensed Unaudited Financial Statements

6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

16

ITEM 4.  CONTROLS AND PROCEDURES

16

PART II.  OTHER INFORMATION

16

ITEM 1.  LEGAL PROCEEDINGS

16

ITEM 1A.  RISK FACTORS

16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

16

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

16

ITEM 4.  MINE SAFETY DISCLOSURES

16

ITEM 5.  OTHER INFORMATION

16

ITEM 6.  EXHIBITS

17

SIGNATURES

18

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TERAFOX CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	June 30, 2016 (unaudited)	September 30, 2015 (audited)

ASSETS
Current Assets
Cash and cash equivalents	$-	$254
Assets of discontinued operations		10,000
Total Current Assets	-	10,254

Total Assets	$-	$10,254

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Liabilities of discontinued operations	$-	$6,420
Accounts payable	1,490	-
Loan	11,326	-
Loans from related parties	20,627	14,325
Total Current Liabilities	33,443	20,745

Total Liabilities	33,443	20,745

Shareholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,440,000 shares issued and outstanding respectively	6,440	6,440
Additional paid-in capital	26,208	21,479
Accumulated deficit	(66,091)	(38,410)
Total Shareholders’ Deficit	(33,443)	(10,491)

Total Liabilities and Shareholders’ Deficit	$-	$10,254

See accompanying notes to condensed unaudited financial statements.

TERAFOX CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three month period ended		Nine month period ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating Expenses
General and administrative expenses	33,443	2,823	42,484	27,814
Total operating expenses	33,443	2,823	42,484	27,814

Loss from continuing operations	(33,443)	(2,823)	(42,484)	(27,814)

Discontinued operations
Income (loss) from discontinued
operations	-	(1,500)	14,803	(2,500)

Loss before taxes	(33,443)	(4,323)	(27,681)	(31,314)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$ (33,443)	$ (4,323)	$ (27,681)	$ (31,314)

Net Income (Loss) Per Share: Basic and Diluted
From continuing operations	$ (0.01)	$ (0.00)*	$ (0.01)	$ (0.01)
From discontinued operations	0.00	(0.00)*	0.01	(0.00)*
Net Loss Per Share: Basic and Diluted	$ (0.01)	$ (0.00)*	$ 0.00*	$ (0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,440,000	6,436,484	6,440,000	5,108,773

‘* denotes income (loss) per share of less than $0.01 / (0.01)

See accompanying notes to condensed unaudited financial statements.

TERAFOX CORP. CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
	Nine Month Period Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net income (loss) for the period	$ (27,681)	$ (31,314)
(Income) loss from discontinued operations	(14,803)	2,500
Adjustments to reconcile net loss to net cash (used in) continuing operating activities:	-	-
Changes in operating assets and liabilities of continuing operations:	-	-
Increase in accounts payable	1,490	100
Net cash used in operating activities – continuing operations	(40,994)	(28,714)

Income (loss) from discontinued operations	14,803	(2,500)
Adjustments to reconcile net loss to net cash (used in) discontinued operating activities:
Depreciation expense	744	-
Gain in settlement of rent payable	(8,157)	-
Changes in operating assets and liabilities of discontinued operations :
Inventory	(340)	-
Rent payable	1,737	2,500
Net cash used in operating activities – discontinued operations	8,787	-

Cash flows used in operating activities	(32,207)	(28,714)

Cash flows from investing activities:
Net cash used in investing activities – continuing operations	-	-
Net cash used in investing activities – discontinued operations	-	-
Cash flows provided by investing activities	-	-

Cash flows from financing activities
Loans from related parties	20,627	-
Loan	11,326
Proceeds from sale of common stock	-	23,919
Cash flows used in financing activities	31,953	23,219

Net increase (decrease) in cash	(254)	(4,795)

Cash, beginning of the period	254	7,649

Cash, end of the period	$ -	$ 2,854
Supplemental Cash Flow Information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
Non Cash Investing and Financing Activities
Inventory purchase by way of loan from director	$ 466	$ -
Forgiveness of rent payable	$ 8,157	$ -
Forgiveness of loan from director	$ 14,791	$ -
Transfer of equipment and inventory to director	10,062	$ -

See accompanying notes to condensed unaudited financial statements.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

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

On August 3, 2016, Mr. Brian Patrick Foley resigned as Chief Executive Officer and sole Director of the Company, and Mr. Jennie Pascual Ednalagium resigned as the Company’s Chief Financial Officer, Secretary and Treasurer of the Company. Prior to Mr. Foley’s resignation as Director, the Board of Directors appointed Chi Yeuk Lau as the Company’s sole director and acting Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

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

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements of Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the three and nine months ended June 30, 2016 are not necessarily indicative of the final results that may be expected for the year ended September 30, 2016.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2015 included in our Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at June 30, 2016 ($254 at September 30, 2015).

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

As of June 20, 2016, the Company’s financial instruments consisted of accounts payable and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED

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

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We recognized a depreciation expense of $0 (2015 - $0) and $744 (2015- $0) during the three and nine months ended June 30, 2016 which has been included in the results from discontinued activities.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during three and none month periods ended June 30, 2016 and 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the three and nine months ended June 30, 2016 and 2015.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

The components of the discontinued operations are as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

Revenue	$ -	$ -	$ 10,100	$ -

Cost of goods sold	-	-	973	-

Gross profit	-	-	9,127	-

Operating expenses:
General & administrative	-	1,500	2,481	2,500
Gain on settlement liability	-	-	(8,157)	-

Total operating (income) expenses	-	1,500	(5,676)	2,500

Income (loss) from discontinued operations	$ -	$ (1,500)	$ 14,803	$ (2,500)

Effective February 9, 2016, the landlord of our production facility forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. Accordingly, there was no balance of rent payable outstanding as of June 30, 2016. We recognized this gain on forgiveness on this debt as in the income statement as part of income from discontinued activities

Effective March 16, 2016, following our permanent cessation of our previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine, we transferred our equipment with a net book value of $9,257 and inventory with a cost of $806 to our former director and former controlling shareholder. As the transfer was to a related party, the loss on the assets transferred has been recognized in additional aid in capital rather than in the income statement

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

NOTE 5- FIXED ASSETS

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

We recognized a depreciation expense of $327 (2015 - $0) and $744 (2015- $0) during the three and nine months ended June 30, 2016.

	June 30, 2016	September 30, 2015
Fixed assets:
Equipment	$ -	$ 10,000
Less: accumulated depreciation	-	0
Net fixed assets	$ -	$ 10,000

NOTE 6 - LOAN

During the three months ended June 30, 2016, an unaffiliated third party advanced $11,326 to provide working capital for the Company. The loan is unsecured, non-interest bearing and due on demand.

The total balance due under the loan as of June 30, 2016 was $11,326.

NOTE 7 – LOANS FROM RELATED PARTIES

Former Officer and Director of the Company

As of September 2015, a former officer and director of the Company had loaned $14,325 to the Company. The loan was unsecured, non-interest bearing and due on demand.

During the six months ended March 31, 2016, the same former officer and director increased his loan to the Company by $466 through payment of a supplier on our behalf for the purchase of inventory.

Effective March 16, 2016, the former officer and director forgave all amounts due to him which amounted to $14,791. The gain on the forgiveness of the loan has been recognized in additional paid in capital rather than in the income statement as the loan was with a related party.

Principal Shareholder

During the three months ended June 30, 2016, the Company’s principal shareholder advanced $20,627 to provide working capital for the Company. The loan is unsecured, non-interest bearing and due on demand.

The total balance due under the loan as of June 30, 2016 was $20,627.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

NOTE 8 – SHAREHOLDERS’ DEFICIT

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

There were 6,440,000 shares of common stock issued and outstanding as of June 30, 2016 and September 2015.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the three and nine months ended June 30, 2016 and none are threatened or pending to the best our knowledge and belief.

Contractual

Production Space

On July 1, 2014, the Company has entered in a two-year production space lease agreement started February 1, 2015. Annual rental fees for first year will be $6,000 and $5,400 for the second year. On September 3, 2014, by mutual agreement the parties have decided that the lease agreement will terminate on October 31, 2015. On August 31, 2015, the Company signed a new two years Lease Agreement. For the first and second year of the Agreement, the annual rental fee is $3,360 with monthly price of $280.

Effective February 9, 2016, our landlord forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. Accordingly, there was no balance of rent payable outstanding as of June 30, 2016.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Office Space

The Company’s office space has been, and continues to be, provided by an officer of the Company without charge. There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 10 – INCOME TAXES

As of June 30, 2016, the Company had net operating loss carry forwards of approximately $66,091 ($38,410 as of September 30, 2015) that may be available to reduce future years’ taxable income in varying amounts through 2031.

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

The provision for Federal income tax consists of the following:

Nine Months Ended
	June 30, 2016	June 30, 2015
Federal income tax (liability) benefit attributable to:
Current Operations	$ 9,912	$ 10,647
Less: brought forward tax losses / (valuation allowance)	(9,912)	(10,647)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2016	September 30, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 22,471	$ 13,059
Less: valuation allowance	(22,471)	(13,059)
Net deferred tax asset	$ 0	$ 0

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2016 through the date these financial statements were issued. There have been no subsequent events after June 30, 2016 for which disclosure is required other than as disclosed below.

On August 3, 2016, Mr. Brian Patrick Foley resigned as Chief Executive Officer and sole Director of the Company, and Mr. Jennie Pascual Ednalagium resigned as the Company’s Chief Financial Officer, Secretary and Treasurer of the Company. Prior to Mr. Foley’s resignation as Director, the Board of Directors appointed Chi Yeuk Lau as the Company’s sole director and acting Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

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

On August 3, 2016, Mr. Brian Patrick Foley resigned as Chief Executive Officer and sole Director of the Company, and Mr. Jennie Pascual Ednalagium resigned as the Company’s Chief Financial Officer, Secretary and Treasurer of the Company. Prior to Mr. Foley’s resignation as Director, the Board of Directors appointed Chi Yeuk Lau as the Company’s sole director and acting Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2015

Continuing Operations

During the three months ended June 30, 2016, we incurred general and administrative expenses relating to continuing activities of $33,443, compared to $2,823 incurred in general and administrative expenses relating to continuing activities during the three months ended June 30, 2015, an increase of $30,620. The increase primarily related to a substantial increase in legal fees relating to the change of control that were incurred in the current year, but not in the prior year.

Discontinued Operations

During the three months ended June 30, 2016, we recognized no revenue or expense in respect of our discontinued operations as we discontinued our printing business effective March 17, 2016.

By comparison, during the three months ended June 30, 2015, we have not commenced generating sales as yet in respect of the printing business and accordingly generated no sales, incurred no cost of sales and incurred general and administrative expenses of $1,500.

NINE MONTH PERIOD ENDED JUNE 30, 2016 COMPARED TO THE NINE MONTH PERIOD ENDED JUNE 30, 2015

Continuing Operations

During the nine months ended June 30, 2016, we incurred general and administrative expenses relating to continuing activities of $42,484, compared to $27,814 incurred in general and administrative expenses relating to continuing activities during the nine months ended June 30, 2015, an increase of $14,670. The increase primarily related to a substantial increase in legal fees relating to the change of control that were incurred in the current year, but not in the prior year

Discontinued Operations

We discontinued the printing business effective March 17, 2016.

During the period from October 1, 2015 to the discontinuance of operations effective March 17, 2016, we generated revenue of $10,100, incurred cost of sales of $973 and incurred general and administrative expenses of $2,481 in respect of our former business of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

By comparison, during the nine months ended June 30, 2015, we have not commenced generating sales as yet in respect of the printing business and accordingly generated no sales, incurred no cost of sales and incurred general and administrative expenses of $2,500.

Effective February 9, 2016, the landlord of our production facility forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. We recognized this gain on forgiveness on this debt as in the income statement as part of income from discontinued activities.

We recognized no similar gain or loss during the nine months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2016, following the complete termination of our existing business, the transfer of certain of our assets to our former director and the forgiveness of our outstanding liabilities by our former director and by a former landlord, we had no assets, liabilities of $33,443 and a shareholder deficit of 33,443.

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

CASH FLOW FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2016 COMPARED TO THE NINE MONTH PERIOD ENDED JUNE 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Continuing Operations

During the nine months ended June 30, 2016, we used $40,994 in continuing operating activities compared to $28,714 during the nine months ended June 30, 2015, an increase of $12,280. The increase primarily related to a substantial increase in legal fees relating to the change of control that were incurred in the current year, but not in the prior year.

Discontinued Operations

During the nine months ended June 30, 2016, we generated $8,787 from discontinued operating activities compared to $0 cash generated or used in operating activities during the nine months ended June 30, 2015. The Company has not begun to generate sales from its printing business during the nine months ended June 30, 2015 while during the nine months ended June 30, 2016, we generated sales of $10,100 and a gross profit of $9,127 from our former printing business.

CASH FLOWS FROM INVESTING ACTIVITIES

During the nine month periods ended March 31, 2016 and 2015, we did not have any cash flows relating to investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the nine month periods ended June 30, 2016 and 2015, we generated $31,953 and $23,919 respectively from financing activities.

During the nine months ended June 30, 2016, we received $20,627by way of loans from related parties and $11,326 by way of loan from un unrelated third party. During comparison, during the nine months ended June 30, 2010, we received $0 by way of loans from related or unrelated parties.

During the nine months ended June 30, 2015, we sold 2,440,000 shares at $0.01 per share to generate net proceeds of $23,919. By comparison, during the nine months ended June 30, 2016, we did not sell any shares of common stock

OFF-BALANCE SHEET ARANGEMENTS

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold during the three and nine months ended June 30, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

No senior securities were issued or outstanding during the three and nine months ended June 30, 2016 or 2015.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

On August 3, 2016, Mr. Brian Patrick Foley resigned as Chief Executive Officer and sole Director of the Company, and Mr. Jennie Pascual Ednalagium resigned as the Company’s Chief Financial Officer, Secretary and Treasurer of the Company. Prior to Mr. Foley’s resignation as Director, the Board of Directors appointed Chi Yeuk Lau as the Company’s sole director and acting Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

ITEM 6.  EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification of Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAFOX CORP.

By:	/s/	Chi Yeuk Lau
	Name:	Chi Yeuk Lau
	Title:	Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial and Accounting Officer)

	:	Date: August 16, 2016

18