Form 10-K
period 2016-09-30
Terafox Corp
filed 2016-12-23
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2016

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.  333-200675

TERAFOX CORP.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer Identification No.)

R24 Flat C 5/F

Wah Mow Factory Building

5-7 Ng Fong Street, San Po Kang

Kowloon, Hong Kong

 (Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: +852 9560 0946

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐      No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company X	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒      No  ☐

As of the last business day of the Issuer’s most recently completed second fiscal quarter, October 31, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was nil.

As of December 19 2016, there were 6,440,000 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Table of Contents

PART I

3

Item 1. Business.

3

Item 1A. Risk Factors.

8

Item 1B. Unresolved Staff Comments.

8

Item 2. Properties.

8

Item 3. Legal Proceedings.

8

Item 4. Mine Safety Disclosures.

8

PART II

8

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

8

Item 6. Selected Financial Data.

9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

14

Item 8. Financial Statements and Supplementary Data.

15

MICHAEL GILLESPIE & ASSOCIATES, PLLC

17

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

30

Item 9A. Controls and Procedures.

30

Item 9B. Other Information.

31

PART III

31

Item 10. Directors, Executive Officers and Corporate Governance.

31

Item 11. Executive Compensation.

32

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

33

Item 13. Certain Relationships and Related Transactions, and Director Independence.

33

Item 14. Principal Accountant Fees and Services.

34

PART IV.

35

Item 15. Exhibits, Financial Statement Schedules.

35

SIGNATURES

36

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Terafox” in this Annual Report collectively refers to Terafox Corp.

Item 1. Business.

Business Development & Business Overview

Terafox Corp. was incorporated in the State of Nevada on February 26, 2014. From inception until first quarter of 2015, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

Effective March 16, 2016, a change of control occurred with respect to the Company. Pursuant to the change of control, Smart Mate Limited, a Republic of Seychelles company, acquired 4,000,000 shares of common stock (or 62% of the outstanding common stock) from Mr. Aleksey Gagauz. (See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below). In connection with the transaction, Mr. Gaugaz resigned in his officer and director capacity. The current sole officer and director of the Company is Chi Yeuk Lau. In addition, as of the date of the transaction, the Company ceased its prior business activity and became a “shell company” as described below.

Current Business and Plan of Operations

Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of our management and the Company’s principal shareholders. Current or future management of the Company may decide to hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee, in stock or in cash, as allowed by law. Since the Company has no current plans to use any outside consultants, no criteria or policies have been adopted.

As of the date of this report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)

Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)

Strength and diversity of management, either in place or scheduled for recruitment;

(d)

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)

The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)

The extent to which the business opportunity can be advanced; and

(g)

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

We fully anticipate that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company.  However, at the present, we contemplate that our majority shareholders or our sole officer and certain of their affiliates may introduce a business combination target to us.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations.

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Acquisition Structure

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders. The Company does not intend to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation.  In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to shareholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

The present majority stockholder of the Company will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, the Registrant's sole director may resign and one or more new directors may be appointed by our majority stockholder.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management with the consent of our majority stockholder. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms normally found in an agreement of that type.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure such goods and services.

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact.  It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities.  Our sole officer and director anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty.  In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Corporate Information

Our current administrative office is located at: R24 Flat C 5/F, Wah Mow Factory Building, 5-7 Ng Fong Street, San Po Kang, Kowloon, Hong Kong; and our phone number is +852 9560 0946

Investment Company Act and Other Regulations

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an “investment company,” and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of “Investment Company.” Consequently, the Company’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

 The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Securities Act of 1933, as amended (the “Act”). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no charge and management of the Company determined it to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its property is subject, or any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently began trading on the OTC Markets QB platform under the symbol "TRFX" on July 22, 2016. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-QB. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended September 30, 2016:
First Quarter	2.00	2.00

The OTC-QB is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Any trading has been sporadic and there has been no meaningful trading volume. Any investment in our Company should be considered extremely risky as we are a “shell company”, as defined under the Exchange Act, with no business operations and no revenues.

Number of Holders

As of September 30, 2016, the 6,440,000 issued and outstanding shares of common stock were held by a total of 11 shareholder of record.

Recent Sales of Unregistered Securities

None.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Plan of Operations

The Company is a shell company as defined in Rule 12b-2 of the Exchange Act. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)        filing Exchange Act reports, and

(ii)       investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has not entered into any agreements with any party regarding a business combination. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Results of Operations

Terafox Corp. (“Terafox”, “the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on February 26, 2014 to produce flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

Effective March 16, 2016, a change of control occurred with respect to the Company. Pursuant to the change of control, Smart Mate Limited, a Republic of Seychelles company, acquired 4,000,000 shares of common stock (or 62% of the outstanding common stock) from Mr. Aleksey Gagauz. (See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below). In connection with the transaction, Mr. Gaugaz resigned in his officer and director capacity. The current sole officer and director of the Company is Chi Yeuk Lau. In addition, as of the date of the transaction, the Company ceased its prior business activity and became a “shell company” as described herein.

 During the year ended September 30, 2016, the Company generated revenue of $10,100 (2015 - $0) in respect of its previous business of producing flyers, posters and printing images on multiple surfaces such as glass, leather and plastic using an automated industrial flatbed printing machine. Effective March 16, 2016 the Company ceased this prior business activity and became a shell company. As the $10,100 revenue related to a business activity that has now been discontinued, it has been disclosed in the Company’s Statement Operations as part of Income (loss) from discontinued operations and further disclosed in Note 4 Discontinued Operations of the financial statements. Subsequent to March 16, 2016, the Company generated no further revenue as it had become a shell company without operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company did have income (loss) from operations for the 2016 and 2015 annual periods of $14,803 and $(6,420) related to a printing business which has now ceased.

For the fiscal year ended September 30, 2016, the Company had a loss from continuing operations of $58,895, all of which are comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. In addition, during the same period, the Company has a gain from discontinued operations of $14,803 attributable to the cessation of its printing business.  The Company has a total net loss of $44,092/ for fiscal year ended September 30, 2016.

For the fiscal year ended September 30, 2015, the Company had a had a loss from continuing operations of $31,314 comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. In addition, during the same period, the Company has a loss from discontinued operations of $6,420 attributable to the cessation of its printing business.  The Company has a total net loss of $37,734 for fiscal year ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, the Company had total assets of $9,167 comprised exclusively of prepaid assets.  This compares with total assets of $10,254, comprised $254 in cash and $10,000 in prepaid expenses, as of September 30, 2015.  The Company’s current liabilities as of September 30, 2016 totaled $59,021 comprised of $200 of accounts payable and $58,821 due to a related party.  This compares with total liabilities of $20,745 comprised of $6,420 of discontinued operations and $14,325 due to a related party, as of September 30, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company’s working capital deficit as of September 30, 2016 was $49,854 compared with $10,491 in  working capital deficit as of September 30, 2015.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the fiscal years ended September 30, 2016 and 2015.

	Fiscal Year Ended September 30, 2016	Fiscal Year Ended September 30, 2015

Net Cash Used in Operating Activities	$(59,075)	$(31,314)
Net Cash Provided by Financing Activities	$58,821	$23,919
Net Decrease in Cash and Cash Equivalents	$(254)	$(7,395)

Our financial statements reflect the fact that we do not have sufficient revenue to cover expenses. Our condition is at present under-capitalized. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Our auditors have issued a going concern opinion on our financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at September 30, 2016 (2015 - $254).

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

As of September 30, 2016, the Company’s financial instruments consisted of prepaid expenses, accounts payable, a loan and a loan due to related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We recognized a depreciation expense of $744 (2015 - $0) during the year ended September 30, 2016 which has been included in the results from discontinued activities.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during years ended September 30, 2016 and 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents issued or outstanding during the years ended September 30, 2016 or 2015.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

TERAFOX CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Terafox Corp.

We have audited the accompanying balance sheets of Terafox Corp. as of September 30, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Terafox Corp. as of September 30, 2016 and 2015 and the results of its operations, stockholders’ deficit and cash flows for the years ended September 30, 2016 and 2015 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

November 29, 2016

TERAFOX CORP. BALANCE SHEETS AS OF SEPTEMBER 30
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$-	$254
Prepaid expenses	9,167	-
Assets of discontinued operations	-	10,000
Total Current Assets	9,167	10,254

Total Assets	$9,167	$10,254

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Liabilities of discontinued operations	$-	$6,420
Accounts payable	200	-
Loans from related parties	58,821	14,325
Total Current Liabilities	59,021	20,745

Total Liabilities	59,021	20,745
Commitments and Contingencies
Shareholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,440,000 shares issued and outstanding respectively	6,440	6,440
Additional paid-in capital	26,208	21,479
Accumulated deficit	(82,502)	(38,410)
Total Shareholders’ Deficit	(49,854)	(10,491)

Total Liabilities and Shareholders’ Deficit	$9,167	$10,254

The accompanying notes are an integral part of these audited financial statements.

TERAFOX CORP. STATEMENT OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30
	2016	2015

Revenues	$ -	$ -
Operating Expenses
General and administrative expenses	58,895	31,314
Total operating expenses	58,895	31,314

Loss from continuing operations	(58,895)	(31,314)

Discontinued operations
Income (loss) from discontinued operations	14,803	(6,420)

Loss before taxes	(44,092)	(37,734)

Provision for Income Taxes	-	-

Net Income (Loss)	$ (44,092)	$ (37,734)

Net Income (Loss) Per Share: Basic and Diluted
From continuing operations	$ (0.01)	$ (0.01)
From discontinued operations	0.00*	(0.00)*
Net Loss Per Share: Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,440,000	5,444,315

* denotes income (loss) per share of less than $0.01 / (0.01)

The accompanying notes are an integral part of these audited financial statements.

TERAFOX CORP. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock, shares	Common stock, amount	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, September 30, 2014	4,000,000	$ 4,000	$ -	$ (676)	$ 3,324

Shares issued for cash at $0.01 per share	2,440,000	2,440	21,479	-	23,919

Net loss for the year	-	-	-	(37,734)	(37,734)

Balance, September 30, 2015	6,440,000	$ 6,440	$ 21,479	$ (38,410)	$ (10,491)

Forgiveness of related party loan	-	-	14,791	-	14,791

Loss on transfer of assets to related party	-	-	(10,062)	-	(10,062)

Net loss for the year	-	-	-	(44,092)	(44,092)

Balance, September 30, 2016	6,440,000	$ 6,440	$ 26,208	$ (82,502)	$ (49,854)

The accompanying notes are an integral part of these audited financial statements.

TERAFOX CORP. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30
	2016	2015
Cash flows from operating activities:
Net income (loss) for the period	$ (44,092)	$ (37,734)
(Income) loss from discontinued operations	(14,803)	6,420
Adjustments to reconcile net loss to net cash (used in) continuing operating activities:	-	-
Changes in operating assets and liabilities of continuing operations:	-	-
Increase in prepaid expenses	(9,167)	-
Increase in accounts payable	200	-
Net cash used in operating activities – continuing operations	(67,862)	(31,314)
Income (loss) from discontinued operations	14,803	(6,420)
Adjustments to reconcile net loss to net cash (used in) discontinued operating activities:
Depreciation expense	744	-
Gain in settlement of rent payable	(8,157)	-
Changes in operating assets and liabilities of discontinued operations :
Inventory	(340)	-
Rent payable	1,737	6,420
Net cash used in operating activities – discontinued operations	8,787	-
Cash flows used in operating activities	(59,075)	(31,314)

Cash flows from investing activities:
Net cash used in investing activities – continuing operations	-	-
Net cash used in investing activities – discontinued operations
Purchase of equipment	-	-
Cash flows provided by investing activities	-	-

Cash flows from financing activities
Loans from related parties	58,821	-
Proceeds from sale of common stock	-	23,919
Cash flows used in financing activities	58,821	23,919

Net increase (decrease) in cash	(254)	(7,395)

Cash, beginning of the period	254	7,649

Cash, end of the period	$ -	$ 254

Supplemental Cash Flow Information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non Cash Investing and Financing Activities
Inventory purchase by way of loan from director	$ 466	$ -
Forgiveness of rent payable	$ 8,157	$ -
Forgiveness of loan from director	$ 14,791	$ -
Transfer of equipment and inventory to director	$ 10,062	$ -

The accompanying notes are an integral part of these audited financial statements.

TERAFOX CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company currently has no business or recurring income which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at September 30, 2016 (2015 - $254).

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

As of September 30, 2016, the Company’s financial instruments consisted of prepaid expenses, accounts payable, loans due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We recognized a depreciation expense of $744 (2015 - $0) during the year ended September 30, 2016 which has been included in the results from discontinued activities.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during years ended September 30, 2016 and 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents issued or outstanding during the years ended September 30, 2016 or 2015.

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

The components of the discontinued operations are as follows:

	Years Ended September 30,
	2016	2015

Revenue	$ 10,100	$ -

Cost of goods sold	973	-

Gross profit	9,127	-

Operating expenses:
General & administrative	2,481	6,420
Gain on settlement liability	(8,157)	-

Total operating (income) expenses	(5,676)	(6,420)

Income (loss) from discontinued operations	$ 14,803	$ (6,420)

Effective February 9, 2016, the landlord of our production facility forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. Accordingly, there was no balance of rent payable outstanding as of September 30, 2016. We recognized this gain on forgiveness on this debt as in the income statement as part of income from discontinued activities

Effective March 16, 2016, following our permanent cessation of our previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine, we transferred our equipment with a net book value of $9,257 and inventory with a cost of $806 to our former director and former controlling shareholder. As the transfer was to a related party, the loss on the assets transferred has been recognized in additional aid in capital rather than in the income statement

NOTE 5 – PREPAID EXPENSES

As of September 30, 2016, the balance of prepaid expenses was $9,167 (2015 - $0).

The outstanding balance of prepaid expenses related to the OTCQG annual membership that was paid in full during the year ended September 30, 2016, but relates to the year ending August 31, 2017.

NOTE 6- FIXED ASSETS

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

We recognized a depreciation expense of $744 (2015 - $0) during the year ended September 30, 2016.

As of September 30,
	2016	2015
Fixed assets:
Equipment	$ -	$ 10,000
Less: accumulated depreciation	-	-
Net fixed assets	$ -	$ 10,000

NOTE 8 – LOANS FROM RELATED PARTIES

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

Principal Shareholder

During the year ended September 30, 2016, the Company’s current principal shareholder and a Company affiliated with the Company’s current principal shareholder advanced a total of $58,821 to provide working capital for the Company. The loans were unsecured, non-interest bearing and due on demand.

The total balance due under the loans as of September 30, 2016 was $58,821.

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

There were 6,440,000 shares of common stock issued and outstanding as of September 30, 2016 and 2015.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the years ended September 30, 2016 or 2015 and none are threatened or pending to the best our knowledge and belief.

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

Effective February 9, 2016, our landlord forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. Accordingly, there was no balance of rent payable outstanding as of September 30, 2016.

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

Assessed Tax Penalties

The Company had been assessed by the IRS with a penalty of $10,000 in respect of the late filing of one of its corporate tax returns. The Company had appealed against this assessment and believed that it was probable that the appeal would be successful. Consequently, no liability for this assessed penalty has been recognized in these financial statements at this time. Effective November 16, 2016, the Company was notified by the IRS that the $10,000 penalty that had initially been assessed had now been abated in full and was no longer due and payable.

NOTE 10 – INCOME TAXES

Operating Losses

As of September 30, 2016, the Company had net operating loss carry forwards of approximately $82,502 (2015 -$38,410) that may be available to reduce future years’ taxable income in varying amounts through 2031.

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

The provision for Federal income tax at the expected rate of 34% consists of the following:

	Years Ended September 30,
	2016	2015
Federal income tax (liability) benefit attributable to:
Current Operations	$ 14,991	$ 12,830
Less: brought forward tax losses / (valuation allowance)	(14,991)	(12,830)
Net provision for Federal income taxes	$ -	$ -

NOTE 10 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 28,051	$ 13,059
Less: valuation allowance	(28,051)	(13,059)
Net deferred tax asset	$ -	$ -

Assessed Penalties

The Company had been assessed by the IRS with a penalty of $10,000 in respect of the late filing of one of its corporate tax returns. The Company had appealed against the assessment and believed that it was probable that the appeal would be successful. Consequently, no liability for this assessed penalty has been recognized in these financial statements at this time. Effective November 16, 2016, the Company was notified by the IRS that the $10,000 penalty that had initially been assessed had now been abated in full and was no longer due and payable.

NOTE 11 – SUBSEQUENT EVENTS

Effective November 16, 2016, the Company was notified by the IRS that the $10,000 penalty that had initially been assessed in respect of the late filing of one of its corporate tax returns had now been fully abated and was no longer due and payable.

The Company evaluated subsequent events from September 30, 2016 through the date these financial statements were issued. Other than as disclosed above, there have been no subsequent events after September 30, 2016 for which disclosure is required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2016 or 2015 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the year ended September 30, 2016, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Chi Yeuk Lau	23	CEO, CFO, Secretary, Treasurer and Director

Management and Director Biographies:

Chi Yeuk Lau. Ms. Lau has extensive public relations, marketing and communication skills. Since January 2012, she has been public relations director for Success Financial Holdings Limited, Hong Kong.  She graduated with a Bachelor of Science Degree from Hong Kong Baptist University in 2014.

Family Relationships amongst Directors and Officers:

None

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Significant Employees

We have no significant employees other than our sole officer and director named in this Annual Report.

Code of Business Conduct and Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics because we currently have only one individual serving as our sole officer and director.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Compensation Committee

The Board of Directors acts as the audit committee and compensation committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended September 30, 2016 and 2015 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option Awards	All Other Compensation	Total
Chi Yeuk Lau	2016	None	None	None	None	None	None
CEO, CFO and Director

Brian Patrick Foley Former CEO and Director	2016	None	None	None	None	None	None

Jennie Pascual Ednalagium Former CFO	2016	None	None	None	None	None	None

Alekey Gagauz Former President, CEO and Director	2016 2015	None None	None None	None None	None None	None None	None None

The Company's current and former sole officer and director has not received any cash or other remuneration since they were appointed to serve in such capacities. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

We have formulated no plans as to the amounts of future cash compensation. It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed. The Company does not have a standing compensation committee or a committee performing similar functions.

Employment Agreements

We do not have any employment agreements with our sole officer and director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 15, 2016 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Chi Yeuk Lau	0	0%
All officers and directors as a group (1 individual)	0	0%

Greater than 10% Shareholders

Smart Mate Limited(1)	4,000,000	62%
R24 Flat C 5/F Wah Mow Factory Building 5-7 Ng Fong Street San Po Kang Kowloon, Hong Kong

(1)	Tee Kiew Ong is the sole officer and director of the shareholder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended September 30, 2016, the Company’s current principal shareholder advanced $47,495 to provide working capital for the Company. The loan is unsecured, non-interest bearing and due on demand. The total balance due under the loan as of September 30, 2016 was $47,495.

The Company utilizes the office space and equipment of its majority shareholders at no charge and management of the Company determined it to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence:

Our Common Stock is currently quoted on the OTC-QB which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our sole director Chi Yeuk Lau is not independent as he also serves as the sole officer of the Company.

Item 14. Principal Accountant Fees and Services.

Gillespie and Associates, PLLC is the Company’s current independent registered public accounting firm.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2016	$9,950	Michael Gillespie and Associates, PLLC
2015	$4,000	Michael Gillespie and Associates, PLLC
2015	$5,250	Harris & Gillespie CPA’s

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016 $ 0
2015 $ 0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2016 $ 1,300 Michael Gillespie and Associates,,PLLC
2015 $ 0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2016	$0
2015	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Verbal Agreement (1)

10.2	Lease Agreement (1)

10.3	Contract of sale of goods (1)

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
*	Filed herewith.
(1)	Filed as an exhibit to the Company's registration statement on Form S-1, as filed with the Securities and Exchange Commission on December 2, 2014 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREVENTION INSURANCE.COM

Dated: December 23, 2016	By:	/s/ Chi Yeuk Lau
Chi Yeuk Lau
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chi Yeuk Lau	President, CEO and Director	December __, 2016
Chi Yeuk Lau	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

36