Form 10-Q
period 2016-12-31
Terafox Corp
filed 2017-02-21
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,440,000 common shares issued and outstanding as of February 19, 2017.

TERAFOX CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATEMENTS

3

CONDENSED BALANCE SHEETS

3

CONDENSED STATEMENTS OF OPERATIONS

4

CONDENSED STATEMENT OF CASH FLOWS

5

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

6

ITEM 2.

MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

15

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

17

ITEM 4.

CONTROLS AND PROCEDURES

18

PART II.   OTHER INFORMATION

18

ITEM 1.

LEGAL PROCEEDINGS

18

ITEM 1A.

RISK FACTORS

18

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

18

ITEM 3.

DEFAULTS UPON SENIOR SECURITES

18

ITEM 4.

MINE SAFETY DISCLOSURES

18

ITEM 5.

OTHER INFORMATION

18

ITEM 6.

EXHIBITS

19

SIGNATURES

20

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TERAFOX CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	December 31, 2016 (unaudited)	September 30, 2016 (audited)
ASSETS
Current Assets
Prepaid expenses	$5,833	$9,167
Total Current Assets	5,833	9,167

Total Assets	$5,833	$9,167

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable & accruals	$6,481	$200
Loans from related parties	76,921	58,821
Total Current Liabilities	83,402	59,021

Total Liabilities	83,402	59,021

Shareholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,440,000 shares issued and outstanding respectively	6,440	6,440
Additional paid-in capital	26,208	26,208
Accumulated deficit	(110,217)	(82,502)
Total Shareholders’ Deficit	(77,569)	(49,854)

Total Liabilities and Shareholders’ Deficit	$5,833	$9,167

See accompanying notes to condensed unaudited financial statements.

TERAFOX CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three month periods ended December 31
	2016	2015

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating Expenses
General and administrative expenses	27,715	6,424
Total operating expenses	27,715	6,424

Loss from continuing operations	(27,715)	(6,424)

Discontinued operations
Income (loss) from discontinued operations	-	4,357

Loss before taxes	(27,715)	(2,067)

Provision for Income Taxes	-	-

Net Income (Loss)	$(27,715)	$(2,067)

Net Income (Loss) Per Share: Basic and Diluted
From continuing operations	$(0.00)*	$(0.00)*
From discontinued operations	-	0.00*
Net Loss Per Share: Basic and Diluted	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,440,000	6,440,000

* denotes income (loss) per share of less than $0.01 / (0.01)

See accompanying notes to condensed unaudited financial statements.

TERAFOX CORP. CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
	Three month periods ended December 31
	2016	2015

Cash flows from operating activities:
Net income (loss) for the period	$(27,715)	$(2,067)
(Income) loss from discontinued operations	-	(4,357)
Adjustments to reconcile net loss to net cash (used in) continuing operating activities:	-	-
Changes in operating assets and liabilities of continuing operations:
Decrease in prepaid expenses	3,334	-
Increase in accounts payable	6,281	-
Net cash used in operating activities – continuing operations	(18,100)	(6,424)

Income (loss) from discontinued operations	-	4,357
Adjustments to reconcile net loss to net cash (used in) discontinued operating activities:
Depreciation expense	-	417
Gain in settlement of rent payable	-	-
Changes in operating assets and liabilities of discontinued operations :
Inventory	-	(410)
Rent payable	-	1,370
Net cash used in operating activities – discontinued operations	-	5,734

Cash flows used in operating activities	(18,100)	(690)

Cash flows from investing activities:
Net cash used in investing activities – continuing operations	-	-
Net cash used in investing activities – discontinued operations	-	-
Cash flows provided by investing activities	-	-

Cash flows from financing activities
Loans from related parties	18,100	-
Loans payable	-	466
Cash flows used in financing activities	18,100	466

Net increase (decrease) in cash	-	(224)

Cash, beginning of the period	-	254

Cash, end of the period	$-	$30

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed unaudited financial statements.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Terafox Corp. (“Terafox”, “the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on February 26, 2014 to produce flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

Effective March 16, 2015, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Mr. Aleksey Gagauz (“Seller”) and Yik Kei Ong (“Buyer,” as nominee/agent for Smart Mate Limited, a Republic of Seychelles company), Seller assigned, transferred and conveyed to Buyer, 4,000,000 shares of common stock of the Company (“Common Stock”). As a result of the transaction, Smart Mate Limited owns 4,000,000 shares of common stock of the Company (or 62% of the total issued and outstanding shares of common stock of the Company).

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

In addition, effective immediately after the closing, the Company permanently ceased its previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine. Consequently, the Company is now a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

On August 3, 2016, Mr. Brian Patrick Foley resigned as Chief Executive Officer and sole Director of the Company, and Mr. Jennie Pascual Ednalagium resigned as the Company’s Chief Financial Officer, Secretary and Treasurer of the Company. Prior to Mr. Foley’s resignation as Director, the Board of Directors appointed Chi Yeuk Lau as the Company’s sole director and acting Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company’s sole director and acting Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

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

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements of Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the three months ended December 31, 2016 are not necessarily indicative of the final results that may be expected for the year ended September 30, 2017.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2016 included in our Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at December 31, 2016 ($254 at December 31, 2015).

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

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

Level 3: Significant unobservable inputs which reflect a reporting entity’s own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

As of December 31, 2016, the Company’s financial instruments consisted of prepaid expenses, accounts payable, accruals and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We recognized a depreciation expense of $nil (2015 - $417) during the three months ended December 31, 2016 which has been included in the results from discontinued activities.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during three month periods ended December 31, 2016 and 2015.

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

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the three months ended December 31, 2016 and 2015.

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

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 4- DISCONTINUED OPERATIONS

Effective March 16, 2016, the Company permanently ceased its previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

The components of the discontinued operations are as follows:

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015

Revenue	$ -	$ 6,800

Cost of goods sold	-	656

Gross profit	-	6,144

Operating expenses:
General & administrative	-	1,787

Total operating (income) expenses	-	1,787

Income (loss) from discontinued operations	$ -	$ 4,357

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

As of December 31, 2016, the balance of prepaid expenses was $5,833 (2015 - $0).

The outstanding balance of prepaid expenses related to the OTCQB annual membership that was paid in full during the year ended September 30, 2016, but relates to the year ending August 31, 2017.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 6- FIXED ASSETS

Effective August 2014, the Company purchased an industrial flatbed printing machine model S-SUN C4300.

We started using the machine to generate revenue in October 2015 and consequently commenced depreciation the cost of the flatbed printing machine from that date over an estimated useful life of 6 years.

Effective March 16, 2016, following our permanent cessation of our previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine, we transferred our equipment with a net book value of $9,257 to our former director and former controlling shareholder. As the transfer was to a related party, the loss on the transfer of the asset transferred has been recognized in additional aid in capital rather than in the income statement

We recognized a depreciation expense of $nil (2015 - $417) during the three months ended December 31, 2016 which has been included in the results from discontinued activities.

NOTE 7 – LOANS FROM RELATED PARTIES

Former Officer and Director of the Company

As of September 30, 2015, a former officer and director of the Company had loaned $14,325 to the Company. The loan was unsecured, non-interest bearing and due on demand.

During the three months ended December 31, 2015, the same former officer and director increased his loan to the Company by $466 through payment of a supplier on our behalf for the purchase of inventory.

Effective March 16, 2016, the former officer and director forgave all amounts due to him which amounted to $14,791. The gain on the forgiveness of the loan has been recognized in additional paid in capital rather than in the income statement as the loan was with a related party.

Consequently no balance was due to the former director and officer of the Company either at September 30, 2016 or December 31, 2016

Principal Shareholder

During the three months ended December 31, 2016, the Company’s current principal shareholder and a Company affiliated with the Company’s current principal shareholder advanced a total of $18,100 to provide working capital for the Company. The loans were unsecured, non-interest bearing and due on demand.

The total balance due under the loans as of December 31, 2016 was $76,921.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 8– SHAREHOLDERS’ DEFICIT

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

During March 2015, the Company issued 720,000 shares of common stock for cash proceeds of $7,160 at $0.01 per share.

During April 2015, the Company issued 160,000 shares of common stock for cash proceeds of $1,600 at $0.01 per share.

There were 6,440,000 shares of common stock issued and outstanding as of September 30 and December 31, 2016.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the three months ended December 31, 2016 and none are threatened or pending to the best our knowledge and belief.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Effective February 9, 2016, our landlord forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. Accordingly, there was no balance of rent payable outstanding as of September 30 or December 31, 2016.

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

NOTE 10 – INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $110,217 ($82,502 as of September 30, 2016) that may be available to reduce future years’ taxable income in varying amounts through 2031.

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

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 10 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following:

Three Months Ended
	December 31, 2016	December 31, 2015
Federal income tax (liability) benefit attributable to:
Current Operations	$ 9,423	$ 703
Less: brought forward tax losses / (valuation allowance)	(9,423)	(703)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2016	September 30, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$ 37,474	$ 28,051
Less: valuation allowance	(37,474)	(28,051)
Net deferred tax asset	$ -	$ -

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

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2016 through February 15, 2017. There have been no subsequent events after December 31, 2016 for which disclosure is required.

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

Effective March 16, 2015, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Mr. Aleksey Gagauz (“Seller”) and Yik Kei Ong (“Buyer,” as nominee/agent for Smart Mate Limited, a Republic of Seychelles company), Seller assigned, transferred and conveyed to Buyer, 4,000,000 shares of common stock of the Company (“Common Stock”). As a result of the transaction, Smart Mate Limited owns 4,000,000 shares of common stock of the Company (or 62% of the total issued and outstanding shares of common stock of the Company).

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

In addition, effective immediately after the closing, the Company permanently ceased its previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine. Consequently, the Company is now a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED DECEMBER 31, 2016 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2015

Continuing Operations

During the three months ended December 31, 2016, we incurred general and administrative expenses relating to continuing activities of $27,715, compared to $6,424 incurred in general and administrative expenses relating to continuing activities during the three months ended December 31, 2015, an increase of $21,291. The increase primarily related to a substantial increase in professional fees relating to the change of control that were incurred in the current year, but not in the prior year.

Discontinued Operations

Effective March 17, 2016, the Company permanently ceased its previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

During the three months ended December 31, 2016, we recognized no revenue or expense in respect of our discontinued operations as we discontinued our printing business effective March 17, 2016.

By comparison, during the three months ended December 31, 2015, we recognized revenue from discontinued operations of $6,800, cost of sales of $656, facilities rental of $1,370 and depreciation expense $417. Consequently the Company generated income of $4,357 from discontinued operations during the three months ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2016, we had prepaid expenses of $5,833, accounts payable and accruals of $6,481, loans from related parties of $76,921 and a shareholders’ deficit of $110,217.

By comparison as of September 30, 2015, we had prepaid expenses of $9,167, accounts payable and accruals of $200, loans from related parties of $58,821 and a shareholders’ deficit of $82,572.

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

CASH FLOW FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2016 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Continuing Operations

During the three months ending December 31, 2016, we used $18,100 in continuing operating activities compared to $6,424 during the three months ended December 31, 2015, an increase of $11,676. The increase primarily related to a substantial increase in professional fees relating to the change of control that were incurred in the current year, but not in the prior year.

Discontinued Operations

During the three months ended December 31, 2016, we did not have any cash flows relating to our discontinued operations as we discontinued our printing business effective March 17, 2016.

By comparison, during the three months ended December 31, 2015, we generated cash flow of $5,734 from discontinued operating activities. We generated income of $4,357 from discontinued operations which was increased for cash flow purposes by a non cash depreciation expense of $417 and an increase in rent payable of $1,370 and decreased for cash flow purposed by a $410 increase in inventory.

CASH FLOWS FROM INVESTING ACTIVITIES

During the three month periods ended December 31, 2016 and 2015, we did not generate or receive any cash flows relating to investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the three month periods ended December 31, 2016 and 2015, we generated $18,100 and $466 respectively from financing activities.

During the three months ended December 31, 2016, the Company’s current principal shareholder and a Company affiliated with the Company’s current principal shareholder advanced a total of $18,100 to provide working capital for the Company. We received no such funding from the Company’s current principal shareholder and a Company affiliated with the Company’s current principal shareholder during the three months ended December 31, 2016

During the three months ended December 31, 2015, a former officer and director increased his loan to the Company by $466 through payment of a supplier on our behalf for the purchase of inventory. We received no such funding from the former officer and director during the three months ended December 31, 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold during the three month periods ended December 31, 2016 or 2015

ITEM 3.

DEFAULTS UPON SENIOR SECURITES

No senior securities were issued or outstanding during the three month periods ended December 31, 2016 or 2015.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Kowloon, Hong Kong on February 19, 2017.

TERAFOX CORP.

By:	/s/	Chi Yeuk Lau
	Name:	Chi Yeuk Lau
	Title:	Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial and Accounting Officer)

:

20