Form 10-Q
period 2017-03-31
Terafox Corp
filed 2017-05-22
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,440,000 common shares issued and outstanding as of May 17, 2017.

TERAFOX CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of March 31, 2017 (unaudited) and September 30, 2016	3

	Condensed Statements of Operations for the three and six months period ended March 31, 2017 and 2016 (unaudited)	4

	Condensed Statements of Cash Flows for the six months period ended March 31, 2017 and 2016	5

	Notes to the Condensed Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mining Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

PART 1	FINANCIAL INFORMATION

TERAFOX CORP.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	September 30, 2016
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses	3,333	9,167
Total Current Assets	3,333	9,167

Total Assets	$3,333	$9,167

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable & accruals	$300	$200
Loan from related parties	103,552	58,821
Total Current Liabilities	103,852	59,021

Total Liabilities	103,852	59,021

Shareholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,440,000 shares issued and outstanding respectively	6,440	6,440
Additional paid-in capital	26,208	26,208
Accumulated deficit	(133,167)	(82,502)
Total Shareholders’ Deficit	(100,519)	(49,854)

Total Liabilities and Shareholders’ Deficit	$3,333	$9,167

The accompanying notes are an integral part of these financial statements

TERAFOX CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three month period ended		Six month period ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating Expenses
General and administrative expenses	22,949	2,617	50,664	9,041
Total operating expenses	22,949	2,617	50,664	9,041

Loss from continuing operations	(22,949)	(2,617)	(50,664)	(9,041)

Discontinued operations
Income (loss) from discontinued
operations	-	10,446	-	14,803
Loss before taxes	(22,949)	7,829	(50,664)	5,762

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(22,949)	$7,829	$(50,664)	$5,762

Net Income (Loss) Per Share: Basic and Diluted
From continuing operations	$0.00*	$(0.00)*	$0.00*	$(0.00)*
From discontinued operations	0.00*	(0.00)*	0.00*	(0.00)*
Net Loss Per Share: Basic and Diluted	$0.00*	$(0.00)*	$0.00*	$(0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,440,000	6,440,000	6,440,000	6,440,000

The accompanying notes are an integral part of these financial statements

TERAFOX CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Period	Six Months Period
	Ended	Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income (loss) for the period	$(50,665)	$5,762
(Income) loss from discontinued operations	-	(14,803)
Adjustments to reconcile net loss to net cash (used in) continuing operating activities:
Changes in operating assets and liabilities of continuing operations:	-	-
Net cash used in operating activities – continuing operations	(50,665)	(9,041)

Income (loss) from discontinued operations	-	14,803
Adjustments to reconcile net loss to net cash (used in) discontinued operating activities:
Expenses paid on behalf of the company	44,731	-
Depreciation expense	-	744
Gain in settlement of rent payable	-	(8,157)
Changes in operating assets and liabilities of discontinued operations :
Accounts payable and accrued expenses	100	-
Prepaid expenses	5,834	-
Inventory	-	(340)
Rent payable	-	1,737
Net cash used in operating activities – discontinued operations	50,665	8,787

Cash flows used in operating activities	-	(254)

Cash flows from investing activities:	-	-
Net cash used in investing activities – continuing operations	-	-
Net cash used in investing activities – discontinued operations	-	-
Cash flows provided by investing activities	-	-

Cash flows from financing activities
Proceeds from sale of common stock	-	-
Cash flows used in financing activities	-	-

Net increase (decrease) in cash	-	(254)

Cash, beginning of the period	-	254

Cash, end of the period	$-	$-

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non Cash Investing and Financing Activities
Inventory purchase by way of loan from director	$-	$466
Forgiveness of rent payable	$-	$8,157
Forgiveness of loan from director	$-	$14,791
Transfer of equipment and inventory to director	$-	$10,062

The accompanying notes are an integral part of these financial statements

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

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

On August 3, 2016, Mr. Brian Patrick Foley resigned as Chief Executive Officer and sole Director of the Company, and Mr. Jennie Pascual Ednalagium resigned as the Company’s Chief Financial Officer, Secretary and Treasurer of the Company. Prior to Mr. Foley’s resignation as Director, the Board of Directors appointed Chi Yeuk Lau as the Company’s sole director and acting Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company’s sole director and acting Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. On February 28, 2017, Chi Yeuk Lau resigned as the Company’s acting Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company and the Board of Directors immediately appointed Mr. Bum Chul Kim as acting Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Ms. Lau remains as the Company’s sole director.

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

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements of Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the six months ended March 31, 2017 are not necessarily indicative of the final results that may be expected for the year ended September 30, 2017.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2016 included in our Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had no cash balances at March 31, 2017.

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

As of March 31, 2017, the Company’s financial instruments consisted of prepaid expenses, accounts payable, accruals and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

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

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We recognized a depreciation expense of $-0-during the six months ended March 31, 2017 which has been included in the results from discontinued activities.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during six month periods ended March 31, 2017 and 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the six months ended March 31, 2017 and 2016.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

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

The components of the discontinued operations are as follows:

	SIX Months Ended March 31, 2017	SIX Months Ended March 31, 2016

Revenue	-	-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses:
General & administrative	40,114	9,041

Total operating (income) expenses	(40,114)	9,041

Income (loss) from discontinued operations	(40,114)	$ 14,803

Effective February 9, 2016, the landlord of our production facility forgave a balance of rent payable due to him of $9,167 and terminated our outstanding lease with him. Accordingly, there was no balance of rent payable outstanding as of September 30, 2016. We recognized this gain on forgiveness on this debt as in the income statement as part of income from discontinued activities.

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

As of March 31, 2017, the balance of prepaid expenses was $3,333 (2016 - $9,167).

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

Effective March 16, 2016, following our permanent cessation of our previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine, we transferred our equipment with a net book value of $9,257 to our former director and former controlling shareholder. As the transfer was to a related party, the loss on the transfer of the asset transferred has been recognized in additional paid in capital rather than in the income statement

We recognized a depreciation expense of $nil during the six months ended March 31, 2017 which has been included in the results from discontinued activities.

NOTE 7 – LOANS FROM RELATED PARTIES

Former Officer and Director of the Company

As of September 30, 2015, a former officer and director of the Company had loaned $14,325 to the Company. The loan was unsecured, non-interest bearing and due on demand.

During the six months ended March 31, 2017, the same former officer and director increased his loan to the Company by $28,531 through payment of a supplier on our behalf for the purchase of inventory.

Effective March 16, 2016, the former officer and director forgave all amounts due to him which amounted to $14,791. The gain on the forgiveness of the loan has been recognized in additional paid in capital rather than in the income statement as the loan was with a related party.

Consequently no balance was due to the former director and officer of the Company either at September 30, 2016 or March 31, 2017

Principal Shareholder

During the six months ended March 31, 2017, the Company’s current principal shareholder and a Company affiliated with the Company’s current principal shareholder advanced a total of $44,731 to provide working capital for the Company. The loans were unsecured, non-interest bearing and due on demand.

The total balance due under the loans as of March 31, 2017 was $103,552.

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

NOTE 8– SHAREHOLDERS’ DEFICIT (CONTINUED)

During April 2015, the Company issued 160,000 shares of common stock for cash proceeds of $1,600 at $0.01 per share.

There were 6,440,000 shares of common stock issued and outstanding as of September 30 and March 31, 2017.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the six months ended March 31, 2017 and none are threatened or pending to the best our knowledge and belief.

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

Effective February 9, 2016, our landlord forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. Accordingly, there was no balance of rent payable outstanding as of September 30 or March 31, 2017.

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

NOTE 10 – INCOME TAXES

As of March 31, 2017, the Company had net operating loss carry forwards of approximately $133,167 ($82,502 as of September 30, 2016) that may be available to reduce future years’ taxable income in varying amounts through 2031.

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

The provision for Federal income tax consists of the following:

	Six Months Ended
	March 31, 2017	March 31, 2016
Federal income tax (liability) benefit attributable to:
Current Operations	17,226	(1,823)
Less: brought forward tax losses / (valuation allowance)	(17,226)	1,823
Net provision for Federal income taxes	-	0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2017	September 30, 2016
Deferred tax asset attributable to:
Net operating loss carryover	45,277	28,051
Less: valuation allowance	(45,277)	(28,051)
Net deferred tax asset	-	$ -

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

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2017 through May 17, 2017. There have been no subsequent events after March 31, 2017 for which disclosure is required.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2016

Continuing Operations

During the three months ended March 31, 2017, we did not have any revenue from operations, however for the three months ended March 31, 2016, we had revenue from discontinued operations, as discussed below. During the three months ended March 31, 2017, we incurred general and administrative expenses relating to continuing activities of $22,949, compared to $2,617 incurred in general and administrative expenses relating to continuing activities during the three months ended March 31, 2016, an increase of $20,332. The increase primarily related to an increase in professional fees incurred in the current year as opposed to the prior year.

Discontinued Operations

During the three months ended March 31, 2017, we recorded a loss from discontinued operations of $0 compared with income from discontinued operations of $10,446 for the same period of the prior year.  We discontinued our printing business effective March 17, 2016 concurrent with the change of control.

During the three months ended March 31, 2017, we recorded a net loss of $22,949 compared with net income of $7,829 for the three months ended March 31, 2016. The difference is due to the reasons discussed above.

SIX MONTH PERIOD ENDED MARCH 31, 2017 COMPARED TO THE SIX MONTH PERIOD ENDED MARCH 31, 2016

During the six months ended March 31, 2017, we did not have any revenue from operations, however for the six months ended March 31, 2016, we had revenue from discontinued operations, as discussed below. During the six months ended March 31, 2017, we incurred general and administrative expenses relating to continuing activities of $50,664, compared to $9,041 incurred in general and administrative expenses relating to continuing activities during the six months ended March 31, 2016, an increase of $41,623. The increase primarily related to an increase in professional fees incurred in the current year as opposed to the prior year.

Discontinued Operations

During the six months ended March 31, 2016, we recorded income from discontinued operations of $14,803. We did not record income from discontinued operations for the current six month period.  We discontinued our printing business effective March 17, 2016 concurrent with the change of control.

During the six months ended March 31, 2017, we recorded a net loss of $50,664 compared with net income of $5,762 for the six months ended March 31, 2016. The difference is due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2017, our working capital deficit was $100,519 compared with a working capital deficit of $49,854 as at September 30, 2016. The increase in the deficit is due to the loans from related parties to support the Company’s operations.

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

TERAFOX CORP.

Date; May 22, 2017	By:	/s/	Bum Chul Kim
		Name:	Bum Chul Kim
		Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)