Form 10-Q
period 2017-06-30
Terafox Corp
filed 2017-08-11
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

+852 9560 0946
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Large accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]      No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   29,737,000 common shares issued and outstanding as of August 8, 2017.

TERAFOX CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of June 30, 2017 (unaudited) and September 30, 2016	3

	Condensed Statements of Operations for the three and nine months period ended June 30, 2017 and 2016 (unaudited)	4

	Condensed Statements of Cash Flows for the nine months period ended June 30, 2017 and 2016	5

	Notes to the Condensed Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mining Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	16

PART 1	FINANCIAL INFORMATION

Terafox Corp.
Condensed Balance Sheets

ASSETS

	June 30,	September 30,
	2017	2016
	(Unaudited)	(unaudited)

CURRENT ASSETS

Cash	-	-
Prepaid expenses	833	9,167

Total Current Assets	833	9,167

TOTAL ASSETS	$833	$9,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accruals	$5,000	$200
Loans from related parties	1,200	58,821
	.
Total Current Liabilities	6,200	59,021

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001; 75,000,000 shares authorized,
29,737,000 and 6,440,000 issued and outstanding respectively	29,737	6,440
Additional paid-in capital	119,392	26,208
Accumulated Deficit	(154,496)	(82,502)

Total Stockholders' Deficit	(5,367)	(49,854)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$833	$9,167

The accompanying notes are an integral part of these condensed financial statements.

Terafox Corp.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Interest expense	$-	$-	$-	$-
General and administrative	21,330	33,443	71,994	42,484

Total Operating Expenses	21,330	33,443	71,994	42,484

LOSS FROM OPERATIONS	(21,330)	(33,443)	(71,994)	(42,484)

OTHER EXPENSES

Income (loss) from discontinued operations	-	-	-	14,803

Total Other Expenses	-	-	-	14,803

LOSS BEFORE INCOME TAXES	(21,330)	(33,443)	(71,994)	(27,681)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(21,330)	$(33,443)	$(71,994)	$(27,681)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.01)	$0.00	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	13,907,805	6,440,000	13,907,805	6,440,000

The accompanying notes are an integral part of these condensed financial statements

Terafox Corp
Condensed Statements of Cash Flows
(Unaudited)

	Nine Month Period Ended
	June 30,
	2017	2016

OPERATING ACTIVITIES
Net income (loss)	$(71,994)	$(27,681)
(Income) loss from discontinued operations		(14,803)
Adjustments to reconcile net loss to net cash used in
operating activities:
Expenses paid on behalf of company	-	-
Gain in settlement of rent payable by a related party	-
Services contributed by shareholder	-	-
Changes in operating assets and liabilities:
Change in prepaid expenses	8,333	-
Change in accounts payable	4,800	1,490
Net Cash Used in Operating Activities	(58,860)	(40,994)

DISCOUNTINUED OPERATIONS
Net income (loss) from discontinued operations	-	14,803
Adjustments to reconcile net loss to net cash (used in)
discontinued operating activities:
Depreciation expense	-	744
Gain in settlement of rent payable	-	(8,157)
Changes in operating assets and liabilities:
Inventory	-	(340)
Rent Payable	-	1,737
Net Cash Used in Discontinued Operations	-	8,787
Cash flows used in operating activities	-	(32,207)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Loan proceeds from related parties	58,860
Loans from related parties	-	20,627
Loan	-	11,326
Common stock issued for cash	-	-
Net Cash Provided by Financing Activities	58,860	31,953

NET INCREASE IN CASH	-	(254)

CASH AT BEGINNING OF PERIOD	-	254

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Interest paid	$-	$-
Income Taxes	$-	$-

Non Cash Investing and Financing Activities
Stock issued for debt	$116,481	$-
Inventory purchase by way of loan from director	$-	$466
Forgiveness of rent payable	$-	$8,157
Forgiveness of loan from director	$-	$14,791
Transfer of equipment and inventory to director	$-	$10,062

The accompanying notes are an integral part of these condensed financial statements.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

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

Similarly, effective immediately after the closing, the Company permanently ceased its previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

Consequently, the Company is now a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

On June 5, 2017, the Company and Smart Mate Limited, a Seychelles company and the Company’s largest shareholder (Smart Mate”), entered into a Loan Conversion Agreement pursuant to Smart Mate converted its outstanding loans to the Company in exchange for common stock of the Company. On June 5, 2017, a total of $116,485 was owed to Smart Mate by the Company, and pursuant to the Loan Conversion Agreement, Smart Mate discharged the loan amount in exchange for receiving 23,297,000 shares of common stock of the Company.

On June 8, 2017, Terafox Corp. (“Company”) acquired all of the issued and outstanding capital stock of Globe Venture Holdings Inc. (f/k/a Smart Venture Holding Inc.), a Nevada corporation.  Globe Venture Holdings, Inc., has no assets or liabilities.

The results for the three months ended June 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2016, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017 and for the related periods presented.

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

FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements of Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the final results that may be expected for the year ended September 30, 2017.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2016 included in our Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of nine months or less to be cash equivalents. The Company had no cash balances at June 30, 2017.

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

Level 3: Significant unobservable inputs which reflect a reporting entity’s own assumptions, that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

As of June 30, 2017, the Company’s financial instruments consisted of prepaid expenses, accounts payable, accruals and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

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

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We recognized a depreciation expense of $-0-during the nine months ended June 30, 2017 which has been included in the results from discontinued activities.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during nine month periods ended June 30, 2017 and 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the nine months ended June 30, 2017 and 2016.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

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

The components of the discontinued operations are as follows:

	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016

Revenue	-	10,100

Cost of goods sold	-	973

Gross profit	-	9,127

Operating expenses:
General & administrative	-	2,481

Total operating (income) expenses	-	(8,157)

Income (loss) from discontinued operations	-	$ 14,803

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

As of June 30, 2017, the balance of prepaid expenses was $833 (2016 - $9,167).

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

Effective March 16, 2016, following our permanent cessation of our previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine, we transferred our equipment with a net book value of $9,257 to our former director and former controlling shareholder. As the transfer was to a related party, the loss on the transfer of the asset transferred has been recognized in additional paid in capital rather than in the income statement

We recognized a depreciation expense of $nil during the nine months ended June 30, 2017 which has been included in the results from discontinued activities.

NOTE 7 – LOANS FROM RELATED PARTIES

Former Officer and Director of the Company

As of September 30, 2015, a former officer and director of the Company had loaned $14,325 to the Company. The loan was unsecured, non-interest bearing and due on demand.

During the nine months ended June 30, 2016, the same former officer and director increased his loan to the Company by $466 through payment of a supplier on our behalf for the purchase of inventory.

Effective March 16, 2016, the former officer and director forgave all amounts due to him which amounted to $14,791. The gain on the forgiveness of the loan has been recognized in additional paid in capital rather than in the income statement as the loan was with a related party.

Consequently no balance was due to the former director and officer of the Company either at September 30, 2016 or June 30, 2017

Principal Shareholder

During the nine months ended June 30, 2017, the Company’s current principal shareholder and a Company affiliated with the Company’s current principal shareholder advanced a total of $14,130 to provide working capital for the Company. The loans were unsecured, non-interest bearing and due on demand.

The total balance due under the loans as of June 30, 2017 was $1,200.

On June 5, 2017, the Company and Smart Mate Limited, a Seychelles company and the Company’s largest shareholder (Smart Mate”), entered into a Loan Conversion Agreement pursuant to Smart Mate converted its outstanding loans to the Company in exchange for common stock of the Company. On June 5, 2017, a total of $116,485 was owed to Smart Mate by the Company, and pursuant to the Loan Conversion Agreement, Smart Mate discharged the loan amount in exchange for receiving 23,297,000 shares of common stock of the Company.

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

On June 5, 2017, the Company and Smart Mate Limited, a Seychelles company and the Company’s largest shareholder (Smart Mate”), entered into a Loan Conversion Agreement pursuant to Smart Mate converted its outstanding loans to the Company in exchange for common stock of the Company. On June 5, 2017, a total of $116,485 was owed to Smart Mate by the Company, and pursuant to the Loan Conversion Agreement, Smart Mate discharged the loan amount in exchange for receiving 23,297,000 shares of common stock of the Company.

There were 6,440,000 and 29,737,000 shares of common stock issued and outstanding as of September 30, 2016 and June 30, 2017, respectively.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the nine months ended June 30, 2017 and none are threatened or pending to the best our knowledge and belief.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Effective February 9, 2016, our landlord forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. Accordingly, there was no balance of rent payable outstanding as of September 30 or June 30, 2017.

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

NOTE 10 – INCOME TAXES

As of June 30, 2017, the Company had net operating loss carry forwards of approximately $154,496 ($82,502 as of September 30, 2016) that may be available to reduce future years’ taxable income in varying amounts through 2031.

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

The provision for Federal income tax consists of the following:

	June 30, 2017	September 30, 2016
Federal income tax (liability) benefit attributable to:
Current Operations	$ 24,478	$ 14,991
Less: brought forward tax losses / (valuation allowance)	(24,478)	(14,991)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 31, 2017	September 30, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$ 52,529	$ 28,051
Less: valuation allowance	(52,529)	(28,051)
Net deferred tax asset	$ -	$ -

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from April 1, 2017 through August 8, 2017. There have been no subsequent events after June 30, 2017 for which disclosure is required.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2016

Continuing Operations

During the three months ended June 30, 2017 and June 30, 2016, respectively, we did not have any revenue from operations. During the three months ended June 30, 2017, we incurred general and administrative expenses relating to continuing activities of $21,330, compared to $33,443 incurred in general and administrative expenses relating to continuing activities during the three months ended June 30, 2016, a decrease of $12,113. The increase primarily related to an increase in professional fees incurred in the prior year due to the change as opposed to the current year.

During the three months ended June 30, 2017, we recorded a net loss of $21,330 compared with net loss of $33,443 for the three months ended June 30, 2016. The difference is due to the reasons discussed above.

NINE MONTH PERIOD ENDED JUNE 30, 2017 COMPARED TO THE NINE MONTH PERIOD ENDED JUNE 30, 2016

During the nine months ended June 30, 2017 and June 30, 2016, respectively, we did not have any revenue from operations. However, during the nine months ended June 30, 2016, we recorded income from discontinued operations of $14,803. We discontinued our printing business effective March 17, 2016 concurrent with the change of control discussed above. During the nine months ended June 30, 2017, we incurred general and administrative expenses relating to continuing activities of $71,994, compared to $42,484 incurred in general and administrative expenses relating to continuing activities during the nine months ended June 30, 2016, an increase of $29,510. The increase primarily related to an increase in professional fees incurred in the current year as opposed to the prior year.

Discontinued Operations

During the nine months ended June 30, 2016, we recorded income from discontinued operations of $14,803. We did not record income from discontinued operations for the current nine month period.  As stated above, we discontinued our printing business effective March 17, 2016 concurrent with the change of control.

During the nine months ended June 30, 2017, we recorded a net loss of $71,994 compared with a net loss of $27,681 for the nine months ended June 30, 2017. The difference is due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, our working capital deficit was $5,367 compared with a working capital deficit of $49,854 as at September 30, 2016. The decrease in the deficit is due to the conversion of loans from related parties to common stock of the Company.

On June 5, 2017, the Company and Smart Mate Limited, a Seychelles company and the Company’s largest shareholder (Smart Mate”), entered into a Loan Conversion Agreement pursuant to Smart Mate converted its outstanding loans to the Company in exchange for common stock of the Company. On June 5, 2017, a total of $116,485 was owed to Smart Mate by the Company, and pursuant to the Loan Conversion Agreement, Smart Mate discharged the loan amount in exchange for receiving 23,297,000 shares of common stock of the Company.

There were 6,440,000 and 29,737,000 shares of common stock issued and outstanding as of September 30, 2016 and June 30, 2017, respectively.

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

TERAFOX CORP.

Date; August 10, 2017	By:	/s/	Bum Chul Kim
		Name:	Bum Chul Kim
		Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)