Form 10-K
period 2017-09-30
Terafox Corp
filed 2018-01-16
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2017

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.  333-200675

STAR WEALTH GOUP INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4817186
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer Identification No.)

R24 Flat C 5/F

Wah Mow Factory Building

5-7 Ng Fong Street, San Po Kang

Kowloon, Hong Kong

 (Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: +852 6519 7111

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

As of January 12, 2018, there were 29,737,000 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Star Wealth” in this Annual Report collectively refers to Star Wealth Group Inc.

Item 1. Business.

Business Development & Business Overview

We were incorporated in the State of Nevada on February 26, 2014 under the name Terafox Corp. On December 13, 2017, we changed our name to Star Wealth Group Inc.  From inception until first fiscal quarter of 2015, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

Effective March 16, 2016, a change of control occurred with respect to the Company. Pursuant to the change of control, Smart Mate Limited, a Republic of Seychelles company, acquired 4,000,000 shares of common stock (or 62% of the outstanding common stock) from Mr. Aleksey Gagauz. (See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below). In connection with the transaction, Mr. Gaugaz resigned in his officer and director capacity. The current sole officer and director of the Company is Chi Yeuk Lau. In addition, as of the date of the transaction, the Company ceased its prior business activity and became a “shell company” as described below. On June 5, 2017, the Company and Smart Mate Limited, a Seychelles company and the Company’s largest shareholder (“Smart Mate”), entered into a Loan Conversion Agreement pursuant to Smart Mate converted its outstanding loans to the Company in exchange for common stock of the Company. On June 5, 2017, a total of $116,485 was owed to the Smart Mate by the Company, and pursuant to the Loan Conversion Agreement, Smart Mate discharged the loan amount in exchange for receiving 23,297,000 shares of common stock of the Company.

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

We presently have no employees apart from our management. Our sole officer and our director each are engaged in outside business activities.  Our sole officer and director anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty.  In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Corporate Information

Our current administrative office is located at: R24 Flat C 5/F, Wah Mow Factory Building, 5-7 Ng Fong Street, San Po Kang, Kowloon, Hong Kong; and our phone number is +852 6519 7111.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently began trading on the OTC Markets QB platform under the symbol "TRFX" on July 22, 2016. On December 28, 2017, our symbol changed to “SWGI.” The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-QB. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended September 30, 2017
First Quarter	2.00	2.00
Second Quarter	2.00	2.00
Third Quarter	2.00	2.00
Fourth Quarter	2.00	2.00
Fiscal year ended September 30, 2016:
First Quarter	2.00	2.00

The OTC-QB is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Any trading has been sporadic and there has been no meaningful trading volume. Any investment in our Company should be considered extremely risky as we are a “shell company,” as defined under the Exchange Act, with no business operations and no revenues.

Number of Holders

As of September 30, 2017, the 29,737,000 issued and outstanding shares of common stock were held by a total of 8 shareholders of record.

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

Results of Operations

We (“Star Wealth”, “the Company”, “we”, “us” or “our”) were incorporated in the State of Nevada on February 26, 2014 to produce flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

Effective March 16, 2016, a change of control occurred with respect to the Company. Pursuant to the change of control, Smart Mate Limited, a Republic of Seychelles company, acquired 4,000,000 shares of common stock (or 62% of the outstanding common stock) from Mr. Aleksey Gagauz. (See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below). In connection with the transaction, Mr. Gaugaz resigned in his officer and director capacity. The current sole officer and director of the Company is Chi Yeuk Lau. In addition, as of the date of the transaction, the Company ceased its prior business activity and became a “shell company” as described herein. On June 5, 2017, the Company and Smart Mate Limited, a Seychelles company and the Company’s largest shareholder (Smart Mate”), entered into a Loan Conversion Agreement pursuant to Smart Mate converted its outstanding loans to the Company in exchange for common stock of the Company. On June 5, 2017, a total of $116,485 was owed to the Smart Mate by the Company, and pursuant to the Loan Conversion Agreement, Smart Mate discharged the loan amount in exchange for receiving 23,297,000 shares of common stock of the Company.

 During the year ended September 30, 2016, the Company generated revenue of $10,100 (2015 - $0) in respect of its previous business of producing flyers, posters and printing images on multiple surfaces such as glass, leather and plastic using an automated industrial flatbed printing machine. Effective March 16, 2016 the Company ceased this prior business activity and became a shell company. As the $10,100 revenue related to a business activity that has now been discontinued, it has been disclosed in the Company’s Statement Operations as part of Income (loss) from discontinued operations and further disclosed in Note 4 Discontinued Operations of the financial statements. Subsequent to March 16, 2016, the Company generated no further revenue as it had become a shell company without operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended September 30, 2017, the Company had a net loss of $87,126, all of which are comprised of general and administrative expenses including legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. The Company has a total net loss of $44,092 for fiscal year ended September 30, 2016, which included a gain from discontinued operations of $14,803 attributable to the cessation of its printing business.

Liquidity and Capital Resources

As of September 30, 2017, the Company had total assets of $9,167 comprised exclusively of prepaid assets.  This compares with total assets of $9,617 as of September 30, 2016.  The Company’s current liabilities as of September 30, 2017 totaled $29,665 comprised of $5,000 of accounts payable and $24,665 due to a related party.  This compares with total liabilities of $59,021 comprised of $200 of accounts payable and $58,821 due to a related party, as of September 30, 2016. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company’s working capital deficit as of September 30, 2017 was $20,498 compared with $49,854 in  working capital deficit as of September 30, 2016.

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

As of September 30, 2017, the Company’s financial instruments consisted of prepaid expenses, accounts payable, a loan and a loan due to related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We recognized a depreciation expense of $744 (2016 - $0) during the year ended September 30, 2017 which has been included in the results from discontinued activities.

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

STAR WEALTH GROUP INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Star Wealth Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying condensed balance sheets of Star Wealth Group, Inc. as of September 30, 2017 and 2016 and the related condensed statements of operations, changes in stockholder’s deficit and cash flows for the years then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2015.

Seattle, Washington

January 14, 2018

Star Wealth Group, Inc.
(FKA Terafox Corp.)
Condensed Balance Sheets

ASSETS

	September 30,	September 30,
	2017	2016

CURRENT ASSETS

Cash	-	-
Prepayments	9,167	9,167

Total Current Assets	9,167	9,167

TOTAL ASSETS	$9,167	$9,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$5,000	$200
Loans from related parties	24,665	58,821

Total Current Liabilities	29,665	59,021

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001; 75,000,000 shares
authorized 29,737,000 shares issued and 6,440,000
shares outstanding respectively.	29,737	6,440
Additional paid-in capital	119,393	26,208
Accumulated deficit	(169,628)	(82,502)

Total Stockholders' Deficit	$(20,498)	$(49,854)

TOTAL LIABILITIES AND STOCKHOLDER’S
DEFICIT	$9,167	$9,167

The accompanying notes are an integral part of these condensed financial statements.

Star Wealth Group, Inc
(FKA Terafox Corp)
Condensed Statements of Operations

	For the Years Ended
	September 30,
	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES

Professional Fees	70,965	51,899
General and administrative	$16,161	$6,996

Total Operating Expenses	87,126	58,895

LOSS FROM OPERATIONS	(87,126)	(58,895)

OTHER EXPENSES

Income (loss) from discontinued operations	-	14,803

Total Other Expenses	-	14,803

LOSS BEFORE INCOME TAXES	(87,126)	(44,092)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(87,126)	$(44,092)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	13,890,162	6,440,000

The accompanying notes are an integral part of these condensed financial statements.

Star Wealth Group, Inc.
(FKA Terafox Corp)
Condensed Statements of Stockholders' Deficit

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Development	(Deficit)

Balance, September 30,2015	6,440,000	$6,440	$21,479	$(38,410)	$(10,491)

Forgiveness of related party loan	-	-	14,791	-	14,791

Loss on transfer of assets to related party	-	-	(10,062)	-	(10,062)

Net loss for the year ended September 30,2015	-	-	-	(44,092)	(44,092)

Balance, September 30,2016	6,440,000	$6,440	$26,208	$(82,502)	$(49,854)

Stock issued for debt	23,297,000	23,297	93,184	-	116,481

Net loss for the year September 30, 2016	-	-	-	(87,126)	(87,126)

Balance, September 30,2017	29,737,000	$29,737	$119,392	$(169,628)	$(20,499)

The accompanying notes are an integral part of these financial statements.

Star Wealth Group, Inc.
(FKA Terafox Corp)
Condensed Statements of Cash Flows

	For the Years Ended
	September 30,
	2017	2016

OPERATING ACTIVITIES
Net income (loss)	$(87,126)	$(44,092)
(Income) loss from discontinued operations	-	(14,803)
Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by shareholder	-	-
Changes in operating assets and liabilities:
Change in prepaid expenses	-	(9,167)
Change in accounts payable	4,800	200
Net Cash Used in Operating Activities	(82,326)	(67,862)

DISCONTINUED OPERATIONS
Net income (loss)	-	14,803
Adjustments to reconcile net loss to net cash (used in)
discontinued operating activities:
Depreciation expense	-	744
Gain in settlement of rent payable	-	(8,157)
Changes in operating assets and liabilities:
Inventory	-	(340)
Rent Payable	-	1,737
Net Cash Used in Discontinued Operations	-	8,787
Cash flows used in operating activities	-	(59,075)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Loans from related parties	(34,156)	58,821
Stock issued as related party debt	116,482	-
Net Cash Provided /(Used) by Financing Activities	82,326	58,821

NET DECREASE IN CASH	-	(254)

CASH AT BEGINNING OF PERIOD	-	254

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for debt	116,482	-
Inventory purchase by way of loan from director	-	466
Forgiveness of rent payable	-	8,157
Forgiveness of loan from director	-	4,791
Transfer of equipment and inventory to director	-	10,062

The accompanying notes are an integral part of these condensed financial statements.

STAR WEALTH GROUP, INC.

(FKA TERAFOX CORP.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 26, 2014 under the name Terafox Corp. On December 13, 2017, we changed our name to Star Wealth Group Inc.  From inception until first fiscal quarter of 2015, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

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

On the closing of the above transaction, Mr. Gagauz, the sole officer and director of the Company, resigned in all officer capacities from the Company and a new officer and director was appointed.

Similarly, effective immediately after the closing the Company permanently ceased its previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

Consequently, the Company is a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the Company’s financial instruments consisted of prepaid expenses, accounts payable, loans due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We recognized a depreciation expense of $0 the year ended September 30, 2017 which has been included in the results from discontinued activities.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during years ended September 30, 2017 and 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents issued or outstanding during the years ended September 30, 2017 or 2016.

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

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations.

NOTE 4- DISCONTINUED OPERATIONS

Effective March 16, 2016, the Company permanently ceased its previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

The components of the discontinued operations are as follows:

	Years Ended September 30,
	2017	2016
Revenue	$ -	$ 10,100
Cost of goods sold	-	(973)
Gross profit	-	9,127

Operating expenses:
General & administrative	-	(2,481)
Gain on settlement liability	-	8,157
Total operating (income) expenses	-	5,676

Income (loss) from discontinued operations	$ -	$ 14,803

Effective February 9, 2016, the landlord of our production facility forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. Accordingly, there was no balance of rent payable outstanding as of September 30, 2017.

Effective March 16, 2016, following our permanent cessation of our previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine, we transferred our equipment with a net book value of $9,257 and inventory with a cost of $806 to our former director and former controlling shareholder. As the transfer was to a related party, the loss on the assets transferred has been recognized in additional paid in capital rather than in the income statement

NOTE 5 – PREPAID EXPENSES

As of September 30, 2017, the balance of prepaid expenses was $9,167 (2016 - $9,167).

The outstanding balance of prepaid expenses related to the OTCQG annual membership that was paid in full during the year ended September 30, 2017, but relates to the year ending August 31, 2017.

NOTE 6- FIXED ASSETS

Effective March 16, 2016, following our permanent cessation of our previous operating activities of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine, we transferred our equipment with a net book value of $9,257 to our former director and former controlling shareholder. As the transfer was to a related party, the loss on the transfer of the asset transferred has been recognized in additional paid in capital rather than in the income statement

We recognized a depreciation expense of $0 during the year ended September 30, 2017 (2016 - $0), respectively.

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

Principal Shareholder

During the year ended September 30, 2017, the Company’s current principal advanced a total of $13,465 to provide working capital for the Company. The loans were unsecured, non-interest bearing and due on demand.

On June 5, 2017, a total of $116,485 was owed to the Company’s principal shareholder by the Company and pursuant to a loan conversion agreement on that date, the parties discharged the entire loan amount in exchange for the issuance 23,297,000 shares of common stock of the Company.

Following the loan conversion describe above, as of September 30, 2017 additional loans were made by the principal shareholder of the Company in the amount of $24,665.

NOTE 8 – COMMON STOCK

Common Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During January 2016, the Company issued 285,000 shares of common stock for cash proceeds of $2,759 at $0.01 per share.

During February 2016, the Company issued 1,275,000 shares of common stock for cash proceeds of $12,400 at $0.01 per share.

During March 2016, the Company issued 720,000 shares of common stock for cash proceeds of $7,160 at $0.01 per share.

During April 2016, the Company issued 160,000 shares of common stock for cash proceeds of $1,600 at $0.01 per share.

On June 5, 2017, a total of $116,485 was owed by the  Company to its principal shareholder and pursuant to a loan conversion agreement, the parties discharged the entire loan amount in exchange for the issuance of 23,297,000 shares of common stock of the Company.

There were 29,737,000 shares of common stock issued and outstanding as of September 30, 2017 (2016: 6,440,000).

NOTE 8 – COMMON STOCK

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the years ended September 30, 2017 or 2016 and none are threatened or pending to the best our knowledge and belief.

Contractual

Production Space

On August 31, 2015, the Company signed a new two years Lease Agreement. For the first and second year of the Agreement, the annual rental fee is $3,360 with monthly price of $280.

Effective February 9, 2016, our landlord forgave a balance of rent payable due to him of $8,157 and terminated our outstanding lease with him. Accordingly, there was no balance of rent payable outstanding as of September 30, 2017.

NOTE 10 – INCOME TAXES

Operating Losses

As of September 30, 2017, the Company had net operating loss carry forwards of approximately $169,628 (2016 -$82,502) that may be available to reduce future years’ taxable income in varying amounts through 2031.

Following the Company’s change of control effective May 16, 2016, due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $107,142 for Federal income tax reporting purposes may be subject to annual limitations.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax at the expected rate of 21% consists of the following:

	Years Ended September 30,
	2017	2016
Federal income tax (liability) benefit attributable to:
Current Operations	$ 18,296	$ 9,259
Less: brought forward tax losses / (valuation allowance)	(18,296)	(9,259)
Net provision for Federal income taxes	$ -	$ -

NOTE 10 – INCOME TAXES

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	35,622	$ 17,325
Less: valuation allowance	(35,622)	(17,325)
Net deferred tax asset	$ -	$ -

NOTE 11 – SUBSEQUENT EVENTS

STAR WEALTH GROUP, INC.

(FKA TERAFOX CORP.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

The Company evaluated subsequent events from September 30, 2017 through the date these financial statements were issued. Other than as disclosed above, there have been no subsequent events after September 30, 2017 for which disclosure is required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2017 or 2016 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended September 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Bum Chul Kim	40	CEO, CFO, Secretary and Treasurer
Chi Yeuk Lau	24	Director

Management and Director Biographies:

Bum Chul Kim. Mr. Kim became our sole officer on February 28, 2017. Mr. Kim has significant experience in all aspects of business management, with concentration in the IT sector. Since March 2016 to the present, he has been Chief Executive Officer of Sinjutech Co, Ltd., an IT provider located in Seoul, Korea. From December 2014 to March 2016, he was Director of Modu & T Co, Ltd, a Trading company located in Seoul, Korea. From February 2006 to February 2009, he was a Director of the Matrix Group, a software company located in Seoul, Korea. Mr. Chul received a BA degree (with honors) from the Shingendai School (Tokyo, Japan) in 2003 and received his BA degree (with honors) in Business in University Canberra (Melbourne, Australia) in 2006.

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

Code of Business Conduct and Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics because we currently have only one individual serving as our sole officer and an another serving as our sole director.

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended September 30, 2017 and 2016 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option Awards	All Other Compensation	Total
Bum Chul Kim	2017	None	None	None	None	None	None
CEO, CFO and Director		None	None	None	None	None	None

Chi Yeuk Lau	2017	None	None	None	None	None	None
Former CEO, CFO and Director	2016	None	None	None	None	None	None

Brian Patrick Foley Former CEO and Director	2016	None	None	None	None	None	None

Jennie Pascual Ednalagium Former CFO	2016	None	None	None	None	None	None

Alekey Gagauz Former President, CEO and Director	2016	None	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of January 12, 2018 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group, based on. 29,737,000 shares of common stock issued and outstanding on such date.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors Bum Chul Kim	0	0%
Chi Yeuk Lau	0	0%
All officers and directors as a group (2 individuals)	0	0%

Greater than 10% Shareholders

Smart Mate Limited(1)	25,365,000	85.3%
R24 Flat C 5/F Wah Mow Factory Building 5-7 Ng Fong Street San Po Kang Kowloon, Hong Kong

Wealth Star Management Pte. Ltd.(2)	1,932,000	6.6%
60 Paya Lebar Road #08-57G Paya Lebar Square 409051 Singapore

(1)	Tee Kiew Ong and Yik Kei Ong may be deemed the control parties of the shareholder. The two parties are siblings.

 (2)      Pin Yin Choo is the control person of the shareholder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 5, 2017, the Company and Smart Mate Limited, a Seychelles company and the Company’s principal shareholder (“Smart Mate”), entered into a Loan Conversion Agreement pursuant to Smart Mate converted its outstanding loans to the Company in exchange for common stock of the Company. On June 5, 2017, a total of $116,485 was owed to the Smart Mate by the Company, and pursuant to the Loan Conversion Agreement, Smart Mate discharged the loan amount in exchange for receiving 23,297,000 shares of common stock of the Company.

In addition, apart from the loan conversion described above, during the year ended September 30, 2017, the Smart Mate advanced $24,665 to provide working capital for the Company. The loan is unsecured, non-interest bearing and due on demand.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2017	$10,500	Michael Gillespie and Associates, PLLC
2016	$10,000	Michael Gillespie and Associates, PLLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017 $ 0
2016 $ 0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2017	$ 650	Michael Gillespie and Associates, PLLC
2016	$ 650	Michael Gillespie and Associates, PLLC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2017	$0
2016	$0

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Articles of Incorporation (1)
3.1(a)	Articles of Amendment filed with the State of Nevada on December 13, 2017 (3)
3.2	Bylaws (1)

10.1	Verbal Agreement (1)

10.2	Lease Agreement (1)

10.3	Contract of sale of goods (1)

10.4	Loan Conversion Agreement dated June 5, 2017 by and between the Company and Smart Mate Limited. (2)
21	Subsidiaries of Registrant.

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
*	Filed herewith.
(1)	Filed as an exhibit to the Company's registration statement on Form S-1, as filed with the Securities and Exchange Commission on December 2, 2014 and incorporated herein by this reference.

(2)

     Filed as an exhibit to the Company’s Form 8-K filed on June 13, 2017.

(3)

     Filed as an exhibit to the Company’s Form 8-K filed on December 13, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEALTH STAR GROUP INC.

Dated: January 16, 2018	By:	/s/ Bum Chul Kim
Bum Chul Kim
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bum Chul Kim	President, CEO and Director	January 16, 2018
Bum Chul Kim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Chi Yeuk Lau	Director	January 16, 2018
Chi Yeuk Lau

35