Form 10-K/A
Terafox Corp
filed 2018-02-08
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2017

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.  333-200675

STAR WEALTH GROUP INC.

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

This Amendment No. 1 to Form 10-K corrects certain clerical errors contain in the original Form 10-K filed on January 16, 2018 (“Original Filing Date”). Except to the extent expressly set forth herein, this Amendment No. 1 speaks as of the Original Filing Date of and has not been updated to reflect events occurring subsequent to the Original Filing Date other than to correct the stated deficiency.

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

Star Wealth Group, Inc.
(FKA Terafox Corp)
Condensed Statements of Stockholders' Deficit

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, September 30,2015	6,440,000	$6,440	$21,479	$(38,410)	$(10,491)

Forgiveness of related party loan	-	-	14,791	-	14,791

Loss on transfer of assets to related party	-	-	(10,062)	-	(10,062)

Net loss for the year ended September 30,2015	-	-	-	(44,092)	(44,092)

Balance, September 30,2016	6,440,000	$6,440	$26,208	$(82,502)	$(49,854)

Stock issued for debt	23,297,000	23,297	93,184	-	116,481

Net loss for the year September 30, 2016	-	-	-	(87,126)	(87,126)

Balance, September 30,2017	29,737,000	$29,737	$119,392	$(169,628)	$(20,499)

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

 (2)      Pei Yin Choo is the control person of the shareholder.

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

STAR WEALTH GROUP INC.

Dated: February 7, 2018	By:	/s/ Bum Chul Kim
Bum Chul Kim
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bum Chul Kim	President, CEO and Director	February 7, 2018
Bum Chul Kim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Chi Yeuk Lau	Director	February 7, 2018
Chi Yeuk Lau

35