Form 10-Q
period 2017-12-31
Terafox Corp
filed 2018-04-11
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  333-200675

STAR WEALTH GROUP INC.
(Exact name of small business issuer as specified in its charter)
Nevada 2750 (State or other jurisdiction of incorporation or organization) (Primary Standard Industrial Classification Number)	R24 Flat C 5/F Wah Mow Factory Building 5-7 Ng Fong Street, San Po Kang Kowloon, Hong Kong (Address of principal executive offices)

+852 6519 7111
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

Large accelerated filer [ ]	Large accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]      No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   29,737,000 common shares issued and outstanding as of February 9, 2018.

STAR WEALTH GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1	FINANCIAL INFORMATION

Star Wealth Group Inc.
(f/k/a Terafox Corp.)
Condensed Balance Sheets
(Unaudited)

ASSETS

	December 31,	September 30,
	2017	2017
	(Unaudited)	(unaudited)

CURRENT ASSETS

Cash	-	-
Prepayments	$6,666	$9,167

Total Current Assets	6,666	9,167

TOTAL ASSETS	6,666	9,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	16,197	5,000
Loans from related parties	36,910	24,665

Total Current Liabilities	$53,107	$29,665

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001; 75,000,000
shares authorized 29,737,000
shares issued and outstanding.	29,737	29,737
Additional paid-in capital	119,393	119,393
Deficit accumulated during the development stage	(195,570)	(169,628)

Total Stockholders' Deficit	(46,441)	(20,498)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$6,666	$9,167

The accompanying notes are an integral part of these condensed financial statements.

Star Wealth Group Inc.
(f/k/aTerafox Corp.)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31,
	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES

Professional Fees	$22,922	$22,900
General and administrative	3,020	4,814

Total Operating Expenses	25,942	27,715

LOSS FROM OPERATIONS	(25,942)	(27,715)

LOSS BEFORE INCOME TAXES	(25,942)	(27,715)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(25,942)	$(27,715)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,440,000	6,440,000

The accompanying notes are an integral part of these condensed financial statements

Star Wealth Group, Inc.
(f/k/a Terafox Corp.)
Condensed Statements of Cash Flows
(Unaudited)

	Three Month Period Ended
	December 31,
	2017	2016

OPERATING ACTIVITIES

Net income (loss)	$(25,942)	$(27,715)
(Income) loss from discontinued operations		-
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Change in prepaid expenses	2,501	3,334
Change in accounts payable	11,196	6,281

Net Cash Used in Operating Activities	(12,245)	(18,100)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Loans from related parties	12,245	18,100
Common stock issued for cash	-	-

Net Cash Provided by Financing Activities	12,245	18,100

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TERAFOX CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 26, 2014 under the name Terafox Corp. On December 13, 2017, we changed our name to Star Wealth Group Inc.  From inception until first fiscal quarter of 2015, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine. The Company’s physical address is R24 Flat C 5/F, Wah Mow Factory Building, 5-7 Ng Fong Street, San Po Kang

Kowloon, Hong Kong

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 20X17 and for the related periods presented.

The results for the three months ended December 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2017, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at December 31, 2017 ($0 at December 31, 2016).

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

As of December 31, 2017, the Company’s financial instruments consisted of prepaid expenses, accounts payable, accruals and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Fixed Assets

Fixed assets are stated at net book value, cost less depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Following the termination of all its previous operating activities effective March 13, 2016, the Company transferred its sole fixed asset to a former officer and director of the Company.

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We recognized a depreciation expense of $0 period ended December 31, 2017.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during three month periods ended December 31, 2017 and 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the three months ended December 31, 2017 and 2016.

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

NOTE 4 – PREPAID EXPENSES

As of December 31, 2017, the balance of prepaid expenses was $6,666 (2016 - $5,833).

NOTE 5 - FIXED ASSETS

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

Consequently, no balance was due to the former director and officer of the Company either at September 30, 2016 or December 31, 2017.

Principal Shareholder

During the three months ended December 31, 2017, the Company’s current principal shareholder and a Company affiliated with the Company’s current principal shareholder advanced a total of $12,245 to provide working capital for the Company. The loans were unsecured, non-interest bearing and due on demand.

The total balance due under the loans as of December 31, 2017 was $36,910.

NOTE 6 – COMMON STOCK

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

There were 29,737,000 shares of common stock issued and outstanding as of September 30 and December 31, 2017.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the three months ended December 31, 2017 and none are threatened or pending to the best our knowledge and belief.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2017 through April 10, 2018. There have been no subsequent events after December 31, 2017 for which disclosure is require

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED DECEMBER 31, 2017 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2016

Continuing Operations

During the three months ended December 31, 2017 and December 31, 2016, respectively, we did not have any revenue from operations. During the three months ended December 31, 2017, we incurred operating expenses, consisting of professional fees and general and administrative expenses, relating to continuing activities of $25,942, compared to $27,715 incurred during the three months ended December 31, 2016. The decrease was primarily related to an decrease in general and administrative expenses inured in the current year.

During the three months ended December 31, 2017, we recorded a net loss of $25,942 compared with net loss of $27,715 for the three months ended December 31, 2016. The difference is due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2017, our working capital deficit was $46,441 compared with a working capital deficit of $20,498 as at September 30, 2017. The increase for the current period is due to an increase in loans from related parties and accounts payable.

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

There were 29,737,000 shares of common stock issued and outstanding as of September 30, 2017 and December 31, 2017, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STAR WEALTH GROUP INC.

Date: April 10, 2018	By:	/s/	Bum Chul Kim
		Name:	Bum Chul Kim
		Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)