Form 10-Q
period 2018-03-31
Terafox Corp
filed 2018-05-31
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   29,737,000 common shares issued and outstanding as of May 29, 2018.

STAR WEALTH GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1		FINANCIAL INFORMATION
Star Wealth Group Inc.
(f/k/a Terafox Corp.)
Condensed Balance Sheets
(Unaudited)

ASSETS

	March 31,	September 30,
	2018	2017
	(Unaudited)	(unaudited)

CURRENT ASSETS

Cash	$-	$-
Prepayments	4,166	9,167

Total Current Assets	4,166	9,167

TOTAL ASSETS	4,166	9,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	22,367	5,000
Loans from related parties	40,510	24,665

Total Current Liabilities	62,877	29,665

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001; 75,000,000 shares
authorized, 29,737,000 shares issued and outstanding respectively
at March 31, 2018 and September 30, 2017 respectively	29,737	29,737
Additional paid-in capital	119,393	119,393
Deficit accumulated during the development stage	(207,840)	(169,628)

Total Stockholders' Deficit	(58,711)	(20,498)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$4,166	$9,167

The accompanying notes are an integral part of these condensed financial statements.

Star Wealth Group Inc.
(f/k/a Terafox Corp.)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Interest expense	-	-	-
Professional Fees	12,270	22,949	38,212	50,664

Total Operating Expenses	12,270	22,949	38,212	50,664

LOSS FROM OPERATIONS	(12,270)	(22,949)	(38,212)	(50,664)

LOSS BEFORE INCOME TAXES	(12,270)	(22,949)	(38,212)	(50,664)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(12,270)	$(22,949)	$(38,212)	$(50,664)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	29,737,000	6,440,000	29,737,000	6,440,000

The accompanying notes are an integral part of these condensed financial statements

Star Wealth Group Inc.
(f/k/a Terafox Corp.)
Condensed Statements of Cash Flows
(Unaudited)

	Six Month Period Ended
	March 31,
	2018	2017

OPERATING ACTIVITIES

Net income (loss)	$(38,212)	$(50,665)
Changes in operating assets and liabilities:
Change in prepaid expenses	5,001	-
Change in accounts payable	17,366	-

Net Cash Used in Operating Activities	(15,845)	(50,665)

DISCOUNTINUED OPERATIONS

Adjustments to reconcile net loss to net cash (used in)
discontinued operating activities:
Expenses paid on behalf of the company	-	44,731
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	100
Prepaid expenses	-	5,834

Net Cash Used in Discontinued Operations	-	50,665

Cash flows used in operating activities	-	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Related party loans
Net Cash Used in Financing Activities	15,845	-

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

STAR WEALTH GROUP INC.

(F/K/A TERAFOX CORP.)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 26, 2014 under the name Terafox Corp. On December 13, 2017, we changed our name to Star Wealth Group Inc.  From inception until first fiscal quarter of 2015, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine. The Company’s physical address is R24 Flat C 5/F, Wah Mow Factory Building, 5-7 Ng Fong Street, San Po Kang Kowloon, Hong Kong.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements of Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the six months ended March 31, 2018 are not necessarily indicative of the final results that may be expected for the year ended September 30, 2017.  For more complete financial information, these unaudited financial statements should be read in conjunction with

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

the audited financial statements for the year ended September 30, 2017 included in our Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had no cash balances at March 31, 2018.

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

As of March 31, 2018, the Company’s financial instruments consisted of prepaid expenses, accounts payable, accruals and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during six month periods ended March 31, 2018 and 2017.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the six months ended March 31, 2018 and 2017.

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

NOTE 4 – PREPAID EXPENSES

As of March 31, 2018, the balance of prepaid expenses was $4,166 (2017 - $9,167).

The outstanding balance of prepaid expenses related to the OTCQB annual membership that was paid in full during the year ended September 30, 2017.

NOTE 5 – LOANS FROM RELATED PARTIES

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

The total balance due under the loans as of March 31, 2018 was $40,510.

NOTE 6– SHAREHOLDERS’ DEFICIT

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

NOTE 6– SHAREHOLDERS’ DEFICIT (CONTINUED)

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

There were 29,737,000 shares of common stock issued and outstanding as of September 30 and March 31, 2018.

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

NOTE 8 – INCOME TAXES

As of March 31, 2018, the Company had net operating loss carry forwards of approximately $207,840 ($169,628 as of September 30, 2017) that may be available to reduce future years’ taxable income in varying amounts through 2031.

Following the Company’s change of control effective May 16, 2016, due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $107,142 for Federal income tax reporting purposes may be subject to annual limitations.

NOTE 8 – INCOME TAXES (CONTINUED)

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	Six Months Ended
	March 31, 2018	September 30, 2017
Federal income tax (liability) benefit attributable to:
Current Operations	8,025	17,226
Less: brought forward tax losses / (valuation allowance)	(8,025)	(17,226)
Net provision for Federal income taxes	-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2018	September 30, 2017
Deferred tax asset attributable to:
Net operating loss carryover	43,646	35,622
Less: valuation allowance	(43,646)	(35,622)
Net deferred tax asset	-	$ -

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2018 through May 27, 2018. There have been no subsequent events after March 31, 2018 for which disclosure is required.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2017

During the three months ended March 31, 2018 and March 31, 2017, respectively, we did not have any revenue from operations. During the three months ended March 31, 2018, we incurred professional fees of $12,270, compared to $22,949 in such fees during the three months ended March 31, 2017, a decrease of $10,679 from the prior year. Our net loss for the three months ended March 31, 2018 was $12,270 compared with $22,949 for the same period last year.

SIX MONTH PERIOD ENDED MARCH 31, 2018 COMPARED TO THE SIX MONTH PERIOD ENDED MARCH 31, 2017

During the six months ended March 31, 2018 and March 31, 2017, respectively, we did not have any revenue from operations. During the six months ended March 31, 2018, we incurred professional fees of $38,212, compared to $50,664 in such fees during the three months ended March 31, 2017, a decrease of $12,452. Our net loss for the six months ended March 31, 2018 was $38,212 compared with $50,664 for the same period last year

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2018, our working capital deficit was $58,7111 compared with a working capital deficit of $20,498 as at September 30, 2017. The increase for the current period is due to an increase in loans from related parties and increases in accounts payable.

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

There were 29,737,000 shares of common stock issued and outstanding as of September 30, 2017 and March 31, 2018, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STAR WEALTH GROUP INC.

Date: May 31, 2018	By:	/s/	Bum Chul Kim
		Name:	Bum Chul Kim
		Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)