Form 10-Q
period 2018-06-30
STAR WEALTH GROUP INC.
filed 2018-07-30
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

+852 6519 7111
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer,"  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]      No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   29,737,000 common shares issued and outstanding as of July 27, 2018.

STAR WEALTH GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

Star Wealth Group Inc.
(f/k/a Terafox Corp.)
Condensed Balance Sheets
(Unaudited)

ASSETS

	June 30,	September 30,
	2018	2017
	(Unaudited)	(unaudited)

CURRENT ASSETS

Cash	$-	$-
Prepayments	1,666	9,167

Total Current Assets	1,666	9,167

TOTAL ASSETS	1,666	9,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	25,037	5,000
Loans from related parties	43,760	24,665

Total Current Liabilities	68,797	29,665

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001; 75,000,000 shares
authorized, 29,737,000 shares issued and outstanding respectively
at March 31, 2018 and December 31, 2017 respectively	29,737	29,737
Additional paid-in capital	119,393	119,393
Accumulated deficit	(216,260)	(169,628)

Total Stockholders' Deficit	(67,130)	(20,498)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$1,666	$9,167

The accompanying notes are an integral part of these condensed financial statements.

Star Wealth Group Inc.
(f/k/a Terafox Corp.)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and Administrative	8,420	21,330	46,632	71,994

Total Operating Expenses	8,420	21,330	46,632	71,994

LOSS FROM OPERATIONS	(8,420)	(21,330)	(46,632)	(71,994)

LOSS BEFORE INCOME TAXES	(8,420)	(21,330)	(46,632)	(71,994)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(8,420)	$(21,330)	$(46,632)	$(71,994)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	29,737,000	13,907,805	29,737,000	13,907,805

The accompanying notes are an integral part of these condensed financial statements

Star Wealth Group Inc.
(f/k/a Terafox Corp.)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Month Period Ended
	June 30,
	2018	2017

OPERATING ACTIVITIES

Net income (loss)	$(46,632)	$(71,994)
Changes in operating assets and liabilities:
Change in prepaid expenses	7,501	8,333
Change in accounts payable	20,036	4,800

Net Cash Used in Operating Activities	(19,095)	(58,861)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Related party loans	19,095	58,860

Net Cash Used in Financing Activities	19,095	58,860

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for debt	-	116,481

The accompanying notes are an integral part of these condensed financial statements.

STAR WEALTH GROUP INC.

(F/K/A TERAFOX CORP.)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2018

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements of Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the final results that may be expected for the year ended September 30, 2017.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2017 included in our Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of nine months or less to be cash equivalents. The Company had no cash balances at June 30, 2018.

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

As of June 30, 2018, the Company’s financial instruments consisted of prepaid expenses, accounts payable, accruals and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We recognized a depreciation expense of $-0-during the nine months ended June 30, 2018 which has been included in the results from discontinued activities.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during nine month periods ended June 30, 2018 and 2017.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the nine months ended June 30, 2018 and 2017.

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

NOTE 4 – PREPAID EXPENSES

As of June 30, 2018, the balance of prepaid expenses was $1,666 (2017 - $9,167).

The outstanding balance of prepaid expenses relates to the OTCQB annual membership that was paid in full during the year ended September 30, 2017, but relates to the year ending September 30, 2017.

NOTE 5 – LOANS FROM RELATED PARTIES

During the year ended September 30, 2017, the Company’s current principal advanced a total of $13,465 to provide working capital for the Company. The loans were unsecured, non-interest bearing and due on demand.

On June 5, 2017, a total of $116,485 was owed to the Company’s principal shareholder by the Company and pursuant to a loan conversion agreement on that date; the parties discharged the entire loan amount in exchange for the issuance 23,297,000 shares of common stock of the Company.

Following the loan conversion describe above, as of September 30, 2017, additional loans were made by the principal shareholder of the Company in the amount of $24,665. Since September 30, 2017, additional loans were made by the principal shareholders in the amount of $19,095.

The total balance due under the loans as of June 30, 2018 was $43,760.

NOTE 6 – SHAREHOLDERS’ DEFICIT

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

There were 29,737,000 shares of common stock issued and outstanding as of September 30, 2017 and June 30, 2018, respectively.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the nine months ended June 30, 2018 and none are threatened or pending to the best our knowledge and belief.

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

NOTE 8 – INCOME TAXES

As of June 30, 2018, the Company had net operating loss carry forward of approximately $216,260 compared to $169,628 for the year ended September 30, 2017. The net operating loss carry forward may be available to reduce future years’ taxable income in varying amounts through 2031.

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

The provision for Federal income tax consists of the following:

	June 30, 2018	September 30, 2017
Federal income tax (liability) benefit attributable to:
Current Operations	$ 9,793	$ 18,296
Less: brought forward tax losses / (valuation allowance)	(9,793)	(18,296)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2018	September 30, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$ 45,415	$ 35,622
Less: valuation allowance	(45,415)	(35,622)
Net deferred tax asset	$ -	$ -

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2017

During the three months ended June 30, 2018 and June 30, 2017, respectively, we did not have any revenue from operations. During the three months ended June 30, 2018, we incurred general and administrative expenses of $8,420, compared to $21,330 in such fees during the three months ended June 30, 2017, a decrease of $12,910 from the prior year. Our net loss for the three months ended March 31, 2018 was $8,420 compared with $21,330 for the same period last year.

NINE MONTH PERIOD ENDED JUNE 30, 2018 COMPARED TO THE NINE MONTH PERIOD ENDED JUNE 30, 2017

During the nine months ended June 30, 2018 and June 30, 2017, respectively, we did not have any revenue from operations. During the nine months ended June 30, 2018, we incurred general and administrative expenses of $46,632, compared to $71,994 in such fees during the nine months ended June 30, 2017, a decrease of $51,305. Our net loss for the nine months ended June 30, 2018 was $46,632 compared with $71,994 for the same period last year

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

As at June 30, 2018, our working capital deficit was $67,131 compared with a working capital deficit of $20,498 as at September 30, 2017. The increase for the current period is due to an increase in loans from related parties and increases in accounts payable.

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

There were 29,737,000 shares of common stock issued and outstanding as of September 30, 2017 and June 30, 2018, respectively.

Net Cash Used in Operating Activities.

For the nine months ended June 30, 2018 and June 30, 2017, net cash used in operating activities was $19,095 and $58,861, which consisted primarily of general and administrative expenses. The decrease for the current nine month period is due to a reduction in legal and accounting expenses during the period.

Net Cash Used In/Provided By Investing Activities.

There was no net cash used in or provided by investing activities during the nine months ended June 30, 2018, and the nine months ended June 30, 2017.

Net Cash Used in Financing Activities.

For the nine months ended June 30, 2018 and June 30, 2017, net cash provided by financing activities was $19,095 and $58,860, respectively, consisting of loan proceeds from our major shareholder.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STAR WEALTH GROUP INC.

Date: July 30, 2018	By:	/s/	Bum Chul Kim
		Name:	Bum Chul Kim
		Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)