Form 10-K
period 2018-09-30
STAR WEALTH GROUP INC.
filed 2019-01-14
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2018

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.  333-200675

STAR WEALTH GOUP INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4817186
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer Identification No.)

903 Dannies Hse 20,

Luard Rd, Wan Chai

Hong Kong

(Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒      No  ☐

As of the last business day of the Issuer’s most recently completed second fiscal quarter, October 31, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates was nil.

As of January 11, 2019, there were 29,737,000 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Item 15. Exhibits, Financial Statement Schedules.

35

SIGNATURES

36

2

Table of Contents

  PART I
    Item 1. Business.
    Item 1A. Risk Factors.
    Item 1B. Unresolved Staff Comments.
    Item 2. Properties.
    Item 3. Legal Proceedings.
    Item 4. Mine Safety Disclosures.
  PART II
    Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
    Item 6. Selected Financial Data.
    Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
    Item 8. Financial Statements and Supplementary Data.
    Item 9A. Controls and Procedures.
    Item 9B. Other Information.
    Item 10. Directors, Executive Officers and Corporate Governance.
    Item 11. Executive Compensation.
    Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
    Item 13. Certain Relationships and Related Transactions, and Director Independence.
    Item 14. Principal Accountant Fees and Services.
    Item 15. Exhibits, Financial Statement Schedules.

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

On December 13, 2017, the Company amended its Articles of Incorporation with the Nevada Secretary of State to effect the name change of the Company to Star Wealth Group Inc. (“Corporate Action”). On October 9, 2017, our majority stockholder, holding 85.30% of our outstanding voting securities, executed written consent approving the Corporate Action. In addition, the Company’s new CUSIP number with respect to the Corporate Action is 85521K 106.

In connection with the Corporate Action, on December 26, 2017, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) for its name change as stated above and voluntary trading symbol request from “TRFX” to “SWGI.”  The name change and symbol change will be reported by FINRA on or about December 28, 2017.

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

Corporate Information

Our current administrative office is located at: 903 Dannies Hse 20, Luard Rd, Wan Chai, Hong Kong; and our phone number is +852 6519 7111.

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

	High	Low
Fiscal year ended September 30, 2017
First Quarter	2.00	2.00
Second Quarter	2.00	2.00
Third Quarter	1.70	1.70
Fourth Quarter	1.00	1.00
Fiscal year ended September 30, 2018
First Quarter	1.00	1.00
Second Quarter	1.00	1.00
Third Quarter	1.00	0.95
Fourth Quarter	1.00	1.00
Fiscal year ended September 30, 2019:
First Quarter	1.00	0.51

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

Number of Holders

As of September 30, 2018, the 29,737,000 issued and outstanding shares of common stock were held by a total of 8 shareholders of record.

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

For the fiscal year ended September 30, 2018, the Company had a net loss of $61,628, all of which are comprised of professional fees and general and administrative expenses. Professional fees include legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports under the Securities Exchange act of 1934, as amended.  The Company has a total net loss of $87,126 for fiscal year ended September 30, 2017, all of which are comprised of professional fees and general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2018, the Company had total assets of $14,394 comprised exclusively of prepaid assets.  This compares with total assets of $9,617 as of September 30, 2017.  The Company’s current liabilities as of September 30, 2018 totaled $95,520 comprised of $1,011 of accounts payable and $94,509 due to a related party.  This compares with total liabilities of $29,665 comprised of $5,000 of accounts payable and $24,665 due to a related party, as of September 30, 2017. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company’s working capital deficit as of September 30, 2018 was $82,126 compared with $20,498 in working capital deficit as of September 30, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at September 30, 2018  (2017 - $0).

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

As of September 30, 2018, the Company’s financial instruments consisted of prepaid expenses, accounts payable, a loan and a loan due to related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We did not recognize any depreciation expense during the years ended September 30, 2018 and September 30, 2017, respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents issued or outstanding during the years ended September 30, 2018 or September 30, 2017, respectively.

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

STAR WEALTH GROUP INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Star Wealth Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying condensed balance sheets of Star Wealth Group, Inc. as of September 30, 2018 and 2017 and the related condensed statements of operations, changes in stockholder’s deficit and cash flows for the years then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

January 14, 2019

Star Wealth Group, Inc.
Balance Sheets

ASSETS

	September 30,	September 30,
	2018	2017

CURRENT ASSETS
Prepaid expenses, net amortization	13,394	9,167

Total Current Assets	13,394	9,167

TOTAL ASSETS	$13,394	$9,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$1,011	$5,000
Loans from related parties	94,509	24,665

Total Current Liabilities	95,520	29,665

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001; 75,000,000 shares
authorized 29,737,000 shares issued and outstanding
respectively	29,737	29,737
Additional paid-in capital	119,393	119,393
Accumulated deficit	(231,256)	(169,628)

Total Stockholders' Deficit	(82,126)	(20,498)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$13,394	$9,167

The accompanying notes are an integral part of these condensed financial statements.

Star Wealth Group, Inc
Statements of Operations

	For the Years Ended
	September 30,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES

Professional Fees	50,775	70,965
General and administrative	$10,853	$16,161

Total Operating Expenses	61,628	87,126

LOSS FROM OPERATIONS	(61,628)	(87,126)

LOSS BEFORE INCOME TAXES	(61,628)	(87,126)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(61,628)	$(87,126)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	29,737,000	13,890,162

The accompanying notes are an integral part of these condensed financial statements

Star Wealth Group, Inc.
Statements of Stockholders' Deficit

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, September 30,2016	6,440,000	$6,440	$26,208	$(82,502)	$(49,854)

Stock issued for debt	23,297,000	23,297	93,184	-	116,481

Net loss for the year September 30, 2017	-	-	-	(87,126)	(87,126)

Balance, September 30,2017	29,737,000	$29,737	$119,392	$(169,628)	$(20,499)

Net loss for the year September 30, 2018	-	-	-	(61,628)	(61,628)

Balance, September 30,2018	29,737,000	$29,737	$119,392	$(231,256)	$(82,126)

The accompanying notes are an integral part of these financial statements.

Star Wealth Group, Inc.
Condensed Statements of Cash Flows

	For the Years Ended
	September 30,
	2018	2017

OPERATING ACTIVITIES

Net income (loss)	$(61,628)	$(87,126)
(Income) loss from discontinued operations
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization expense	10,333	10,000
Gain in settlement of rent payable by a related party	-	-
Services contributed by shareholder	-	-
Changes in operating assets and liabilities:
Change in prepaid expenses	(14,560)	(10,000)
Change in accounts payable	(3,989)	4,800

Net Cash Used in Operating Activities	(69,844)	(82,326)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Loans from related parties	69,844	(34,156)
Common stock issued for debt	-	116,482

Net Cash Provided by Financing Activities	69,844	82,326

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for debt	-	116,482
Forgiveness of rent payable	-	-
Forgiveness of loan from director	-	-
Transfer of equipment and inventory to director	-	-

The accompanying notes are an integral part of these condensed financial statements.

STAR WEALTH GROUP, INC.

(FKA TERAFOX CORP.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 26, 2014 under the name Terafox Corp. On December 13, 2017, we changed our name to Star Wealth Group Inc.

From inception until first fiscal quarter of 2016, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the Company’s financial instruments consisted of prepaid expenses, accounts payable, loans due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the asset estimated at 6 years. We had no depreciation expense for the year ended September 30, 2018.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during years ended September 30, 2018 and 2017.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents issued or outstanding during the years ended September 30, 2018 or 2017.

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

NOTE 4 – PREPAID EXPENSES

As of September 30, 2018, the balance of net prepaid expenses was $13,394 (2017 - $9167). Prepaid expenses are comprised of legal fees of $2,561 and $10,833 for OTC fees as of 9/30/18 and for OTC fees of $9,167 as of 9/30/17.

NOTE 5 – LOANS FROM RELATED PARTIES

Principal Shareholder and Affiliates

During the year ended September 30, 2018, an affiliate of the Company’s current principal shareholder (Smart Mate Limited (“Smart Mate”)), Mr. Yik Kei Ong advanced a total $62,994 to the Company, and Star Wealth Group Capital Limited, a Hong Kong company (“SWCGL”), advanced a total of $6,850 to provide working capital for the Company. The advances made by SWCGL were made on behalf of Smart Mate. As of September 30, 2017, there was a prior loan outstanding from Mr. Ong in the amount of $23,465. The loans are unsecured, non-interest bearing and due on demand.

As of September 30, 2018, the Company owes $86,459 and $6,850, respectively to the affiliate to the largest shareholder and the largest shareholder.

On June 5, 2017, a total of $117,682 was owed to Smart Mate by the Company and pursuant to a loan conversion agreement on that date, the parties discharged $116,482 amount in exchange for the issuance 23,297,000 shares of common stock of the Company. After giving effect to the loan conversion, as of September 30, 2017, the Company owed Smart Mate the sum of $1,200, which amount remains outstanding as of September 30, 2018.

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

There were 29,737,000 shares of common stock issued and outstanding as of September 30, 2018 (2017: 29,737,000).

NOTE 6 – COMMON STOCK

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the years ended September 30, 2018 or 2017 and none are threatened or pending to the best our knowledge and belief.

NOTE 8 – INCOME TAXES

Operating Losses

As of September 30, 2018, the Company had net operating loss carry forwards of approximately $231,256 (2017 169,628) that may be available to reduce future years’ taxable income in varying amounts through 2031.

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

The provision for Federal income tax at the expected rate of 21% consists of the following:

	Years Ended September 30,
	2018	2017
Federal income tax (liability) benefit attributable to:
Current Operations	$ 12,942	$ 18,296
Less: brought forward tax losses / (valuation allowance)	(12,942)	(18,296)
Net provision for Federal income taxes	$ -	$ -

NOTE 9 – INCOME TAXES

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	48,564	$ 35,622
Less: valuation allowance	(48,564)	(35,622)
Net deferred tax asset	$ -	$ -

NOTE 10 – SUBSEQUENT EVENTS

STAR WEALTH GROUP, INC.

(FKA TERAFOX CORP.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

The Company evaluated subsequent events from January 14, 2019 through the date these financial statements were issued. Other than as disclosed above, there have been no subsequent events after September 30, 2018 for which disclosure is required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the year ended September 30, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Bum Chul Kim	41	CEO, CFO, Secretary and Treasurer
Chi Yeuk Lau	25	Director

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

Chi Yeuk Lau. Ms. Lau is the sole director of the Company and was appointed in that capacity on August 3, 2016. She was the Company’s acting Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer from August 3, 2016 to February 28, 2017, when she resigned in all such capacities. She has extensive public relations, marketing and communication skills. Since January 2012, she has been public relations director for Success Financial Holdings Limited, Hong Kong.  She graduated with a Bachelor of Science Degree from Hong Kong Baptist University in 2014.

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended September 30, 2018 and 2017 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option Awards	All Other Compensation	Total
Bum Chul Kim	2018	None	None	None	None	None	None
CEO, CFO and Treasurer	2017	None	None	None	None	None	None

Chi Yeuk Lau	2018	None	None	None	None	None	None
Director and Former CEO and CFO	2017	None	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 3, 2018 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group, based on. 29,737,000 shares of common stock issued and outstanding on such date.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 5, 2017, the Company and Smart Mate Limited, a Seychelles company and the Company’s principal shareholder (“Smart Mate”), entered into a Loan Conversion Agreement pursuant to Smart Mate converted its outstanding loans to the Company in exchange for common stock of the Company. On Jun

e 5, 2017, a total of $116,485 was owed to the Smart Mate by the Company, and pursuant to the Loan Conversion Agreement, Smart Mate discharged the loan amount in exchange for receiving 23,297,000 shares of common stock of the Company. After giving effect to the loan conversion, as of September 30, 2017, the Company owed Smart Mate the sum of $1,200, which amount remains outstanding as of September 30, 2018.

In addition, apart from the loan conversion described above, during fiscal years ended September 30, 2017 and September 30, 2018, Mr. Yik Kei Ong advanced $62,994 and $23,465, respectively as working capital for the Company Also during fiscal year ended September 30, 2018, Star Wealth Capital Group Limited, a Hong Kong company (“SWCGL”), advanced a total of $6,850 to provide working capital for the Company. The advances made by SWCGL were made on behalf of Smart Mate. These loans are unsecured, non-interest bearing and due on demand.

Ms. Tee Kiew Ong, the sole shareholder and officer of Smart Mate. Mr. Yik Kei Ong may be deemed a control person of Smart Mate and is the brother of Tee Kiew Ong.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately:

2018	$10,500	Michael Gillespie and Associates, PLLC
2017	$10,500	Michael Gillespie and Associates, PLLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2018 $ 0
2017 $ 0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax filings was:

2018	$ 650	Michael Gillespie and Associates, PLLC
2017	$ 650	Michael Gillespie and Associates, PLLC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2018	$0
2017	$0

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

STAR WEALTH GROUP INC.

January 14, 2019	By:	/s/ Bum Chul Kim
Bum Chul Kim
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bum Chul Kim	President, CEO and Director	January 14, 2019
Bum Chul Kim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Chi Yeuk Lau	Director	January 14, 2019
Chi Yeuk Lau

31