Form 10-Q
period 2018-12-31
STAR WEALTH GROUP INC.
filed 2019-02-21
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  333-200675

STAR WEALTH GROUP INC.
(Exact name of small business issuer as specified in its charter)
Nevada 2750 (State or other jurisdiction of incorporation or organization) (Primary Standard Industrial Classification Number)	903 Dannies Hse 20 Luard Rd Wan Chai Hong Kong (Address of principal executive offices)

+852 6519 7111
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]

Accelerated Filer

[  ]

Smaller Reporting Company

[X]

Non-Accelerated Filer [  ] (Do not check if a smaller reporting company) Emerging Growth Company

[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]      No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,737,000 common shares issued and outstanding as of February 14, 2019.

STAR WEALTH GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

    TABLE OF CONTENTS

PART 1	FINANCIAL INFORMATION

Star Wealth Group, Inc.
Balance Sheets

ASSETS

	December 31,	September 30,
	2018	2018
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash	-	-
Prepayments	$7,833	$13,394

Total Current Assets	7,833	13,394

TOTAL ASSETS	7,833	13,394

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	461	1,011
Loans from related parties	105,609	94,509

Total Current Liabilities	$106,070	$95,520

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001; 75,000,000
shares authorized 29,737,000
Shares issued and outstanding.	29,737	29,737
Additional paid-in capital	119,393	119,393
Accumulated Deficit	(247,367)	(231,256)

Total Stockholders' Deficit	(98,237)	(82,126)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$7,833	$13,394

The accompanying notes are an integral part of these condensed financial statements.

Star Wealth Group, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended
	December 31,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES

Professional Fees	13,111	22,922
General and administrative	3,000	3,020

Total Operating Expenses	16,111	25,942

LOSS FROM OPERATIONS	(16,111)	(25,942)

LOSS BEFORE INCOME TAXES	(16,111)	(25,942)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(16,111)	$(25,942)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	29,737,000	6,440,000

The accompanying notes are an integral part of these condensed financial statements

Star Wealth Group, Inc.
Statements of Cash Flows (Unaudited)

	Three Month Period Ended
	December 31,
	2018	2017

OPERATING ACTIVITIES

Net income (loss)	$(16,111)	$(25,942)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Change in prepaid expenses	5,561	2,501
Change in accounts payable	(550)	11,196

Net Cash Used in Operating Activities	(11,100)	(12,245)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Loans from related parties	11,100	12,245
Common stock issued for cash	-	-

Net Cash Provided by Financing Activities	11,100	12,245

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

STAR WEALTH GROUP INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 26, 2014 under the name Terafox Corp. On December 13, 2017, we changed our name to Star Wealth Group Inc.  From inception until first fiscal quarter of 2015, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine. Effective March 16, 2015, a change of control occurred with respect to the Company and the company ceased its operations. Consequently, the Company is a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature and amount.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements and the interim disclosures.

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

STAR WEALTH GROUP INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2018

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at December 31, 2018 ($0 at December 31, 2017).

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

As of December 31, 2018, the Company’s financial instruments consisted of prepaid expenses, accounts payable, accruals and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the three months ended December 31, 2018 and 2017.

STAR WEALTH GROUP INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2018

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

NOTE 4 – PREPAID EXPENSES

As of December 31, 2018, the balance of prepaid expenses was $7,833 (2017 - $13,394).

The outstanding balance of prepaid expenses related to the OTCQB annual membership that was paid in full during the year ended September 30, 2017, but relates to the year ending August 31, 2018.

NOTE 5 – LOANS FROM RELATED PARTIES

Principal Shareholder

During the three months ended December 31, 2018, the Company’s current principal shareholder and a Company affiliated with the Company’s current principal shareholder advanced a total of $11,100 to provide working capital for the Company. The loans were unsecured, non-interest bearing and due on demand.

The total balance due under the loans as of December 31, 2018 was $105,609.

NOTE 6 – COMMON STOCK

Common Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During fiscal year ended September 30 2016, the Company issued a total of 2,440,000 shares of common stock for cash proceeds of $24,400 at $0.01 per share.

On June 5, 2017, a total of $116,485 was owed by the Company to its principal shareholder and pursuant to a loan conversion agreement, the parties discharged the entire loan amount in exchange for the issuance of 23,297,000 shares of common stock of the Company.

There were 29,737,000 shares of common stock issued and outstanding as of September 30 and December 31, 2018.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

STAR WEALTH GROUP INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2018

(UNAUDITED)

We were not subject to any legal proceedings during the three months ended December 31, 2018 and none are threatened or pending to the best our knowledge and belief.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2018 through January 29, 2019. There have been no subsequent events after September 30, 2018 for which disclosure is required.

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

GENERAL

We were incorporated in the State of Nevada on February 26, 2014 under the name Terafox Corp. On December 13, 2017, we changed our name to Star Wealth Group Inc.  From inception until first fiscal quarter of 2015, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, plastic, using automated industrial flatbed printing machine. Effective March 16, 2015, a change of control occurred with respect to the Company and the company ceased its operations.

Consequently, the Company is now a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED DECEMBER 31, 2018 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2017

Continuing Operations

During the three months ended December 31, 2018 and December 31, 2017, respectively, we did not have any revenue from operations. During the three months ended December 31, 2018, we incurred operating expenses, consisting of professional fees and general and administrative expenses, relating to continuing activities in the amount of $16,111, compared to $25,942 incurred during the three months ended December 31, 2017. The reduction was primarily related to a decrease in general and administrative expenses inured in the current year, including professional fees.

During the three months ended December 31, 2018, we recorded a net loss of $25,942 compared with net loss of $27,715 for the three months ended December 31, 2016. The difference is due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2018, our working capital deficit was $98,237 compared with a working capital deficit of $82,126 as at September 30, 2018. The increase for the current period is mainly due to an increase in loans from related parties.  As of December 31, 2018, the amount due to related parties was $105,609 compared with $94,500 as of September 30, 2018.

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

There were 29,737,000 shares of common stock issued and outstanding as of September 30, 2018 and December 31, 2018, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STAR WEALTH GROUP INC.

Date: February 20, 2019	By:	/s/	Bum Chul Kim
		Name:	Bum Chul Kim
		Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)