Form 10-Q
period 2019-03-31
STAR WEALTH GROUP INC.
filed 2019-05-15
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

+852 6519 7111
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   49,248,800 common shares issued and outstanding as of May 9, 2019.

STAR WEALTH GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

    TABLE OF CONTENTS

PART 1	FINANCIAL INFORMATION

Star Wealth Group Inc.
Condensed Balance Sheets
(Unaudited)

ASSETS

	March 31,	September 30,
	2019	2018

CURRENT ASSETS

Cash	$-	$-
Prepayments	4,833	13,394

Total Current Assets	4,833	13,394

TOTAL ASSETS	$4,833	$13,394

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$1,322	$1,011
Loans from related parties	117,483	94,509

Total Current Liabilities	118,805	95,520

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001; 75,000,000 shares
authorized, 29,737,000 shares issued and outstanding	29,737	29,737
Additional paid-in capital	119,393	119,393
Accumulated deficit	(263,102)	(231,256)

Total Stockholders' Deficit	(113,972)	(82,126)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$4,833	$13,394

The accompanying notes are an integral part of these condensed unaudited financial statements.

Star Wealth Group Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Professional Fees	15,085	12,270	31,196	38,212
General and Administrative	650	-	650	-

Total Operating Expenses	15,735	12,270	31,846	38,212

LOSS FROM OPERATIONS	(15,735)	(12,270)	(31,846)	(38,212)

LOSS BEFORE INCOME TAXES	(15,735)	(12,270)	(31,846)	(38,212)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(15,735)	$(12,270)	$(31,846)	$(38,212)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	29,737,000	29,737,000	29,737,000	29,737,000

The accompanying notes are an integral part of these condensed unaudited financial statements

Star Wealth Group, Inc.
Statements of Stockholders' Deficit
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, September 30,2017	29,737,000	$29,737	$119,392	$(169,628)	$(20,499)

Net loss as of December 31,2017	-	-	-	(25,942)	(25,942)

Balance, December 31, 2017	29,737,000	$29,737	$119,392	$(195,570)	$(46,441)

Net loss as of March 31,2018	-	-	-	(12,270)	(12,270)

Balance, March 31, 2018	29,737,000	$29,737	$119,392	$(207,840)	$(58,711)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, September 30,2018	29,737,000	$29,737	$119,392	$(231,256)	$(82,126)

Net loss as of December 31,2018	-	-	-	(16,111)	(16,111)

Balance, December 31,2018	29,737,000	$29,737	$119,392	$(247,367)	$(98,237)

Net loss as of March 31,2019	-	-	-	(15,735)	(15,735)

Balance, March 31, 2019	29,737,000	$29,737	$119,392	$(263,102)	$(113,972)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Star Wealth Group Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Period Ended
	March 31,
	2019	2018

OPERATING ACTIVITIES

Net income (loss)	$(31,846)	$(38,212)
Changes in operating assets and liabilities:
Change in prepaid expenses	8,561	5,001
Change in accounts payable	311	17,366

Net Cash Used in Operating Activities	(22,974)	(15,845)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from related party loans	22,974	15,845

Net Cash Provided by Financing Activities	22,974	15,845

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

STAR WEALTH GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 26, 2014 under the name Terafox Corp. On December 13, 2017, we changed our name to Star Wealth Group Inc. (“the Company”).  From inception until first fiscal quarter of 2015, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, and plastic, using an automated industrial flatbed printing machine. Effective March 16, 2015, a change of control occurred with respect to the Company and the Company ceased its operations. Consequently, the Company is a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company on a going concern basis.  This assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company currently has no business or recurring income which raises substantial doubt about its ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s ability to merge with or acquire profitable operations in the future and, or, obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements  included in our Annual Report on Form 10-K for the year ended September 30, 2018.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at March 31, 2019 ($0 at September 30, 2018).

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

As of March 31, 2019, the Company’s financial instruments consisted of prepaid expenses, accounts payable, accruals and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 606, “Revenue Recognition” (“ASC-606”), ASC-606 requires that five basic criteria must be met before revenue can be recognized: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer. Determination of criteria (3), (4) and (5)  are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity, unless their effect would be antidilutive. There were no such common stock equivalents outstanding during the three and six months ended March 31, 2019 and 2018.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – PREPAID EXPENSES

As of March 31, 2019, the balance of prepaid expenses was $4,833 (September 30, 2018 - $13,394).

The outstanding balance of prepaid expenses is related to the OTCQB annual membership that was paid in full in July 2018. This prepaid expense balance will be totally amortized by August 31, 2019.

NOTE 5 – LOANS FROM RELATED PARTIES

Principal Shareholder

During the six months ended March 31, 2019, an individual, who is affiliated with the Company’s principal shareholder, advanced a total of $22,974 to provide working capital for the Company. The loans were unsecured, non-interest bearing and due on demand.

The total balance due under the loans as of March 31, 2019 and September 30, 2018 was $117,483 and $94,509, respectively.

NOTE 6 – COMMON STOCK

Common Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 29,737,000 shares of common stock issued and outstanding as of September 30, 2018 and March 31, 2019.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the six months ended March 31, 2019 and none are threatened or pending to the best our knowledge and belief.

NOTE 8 – SUBSEQUENT EVENTS

On April 8, 2019, the Company executed a loan conversion agreement. In exchange for a discharge of a loan from Smart Mate Limited of $97,559, the Company issued 19,511,800 shares of common stock to Smart Mate Limited.

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

GENERAL

We were incorporated in the State of Nevada on February 26, 2014 under the name Terafox Corp. On December 13, 2017, we changed our name to Star Wealth Group Inc.  From inception until first fiscal quarter of 2015, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, and plastic, using an automated industrial flatbed printing machine. Effective March 16, 2015, a change of control occurred with respect to the Company and the Company ceased its operations.

Consequently, the Company is now a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2018.

During the three months ended March 31, 2019 and March 31, 2018, respectively, we did not have any revenue from operations. During the three months ended March 31, 2019, we incurred operating expenses of professional fees and general and administrative fees in the amount of $15,085 and $650, respectively, compared to $12,270 and nil in professional fees and general and administrative fees, respectively, during the three months ended March 31, 2018. The net difference was an increase in professional fees of $2,815 for the current year from the prior year. Our net loss for the three months ended March 31, 2019 was $15,735 compared with $12,270 for the same period last year.

SIX MONTH PERIOD ENDED MARCH 31, 2018 COMPARED TO THE SIX MONTH PERIOD ENDED MARCH 31, 2017

During the six months ended March 31, 2019 and March 31, 2018, respectively, we did not have any revenue from operations. During the six months ended March 31, 2019, we incurred operating expenses of professional fees and general and administrative fees in the amount of $31,196 and $650, respectively, compared to $38,212 and nil in professional fees and general and administrative fees, respectively during the six months ended March 31, 2018. The net difference was a decrease in operating expenses, mainly professional fees, of $7,016 for the current year from the prior year. Our net loss for the six months ended March 31, 2019 was $31,846 compared with $38,212 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, our working capital deficit was $113,972 compared with a working capital deficit of $82,126 as at September 30, 2018. The increase for the current period is mainly due to an increase in loans from related parties.  As of March 31, 2019, the amount due to related parties was $117,483 compared with $94,509 as of September 30, 2018.

 On April 8, 2019, the Company executed a loan conversion agreement. In exchange for a discharge of a loan from Smart Mate Limited of $97,559, the Company issued 19,511,800 shares of common stock to Smart Mate Limited.

CASH FLOWS

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended March 31, 2019 and 2018:

	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Net Cash Used in Operating Activities	$(22,974)	$(15,845)
Net Cash Used in Investing Activities	-	-
Net Cash Provided in Financing Activities	22,974	15,845
Net Change in Cash	$-	$-

Operating Activities

During the six months ended March 31, 2019, the Company incurred a net loss of $31,846 which, after adjusting for a decrease in prepaid expenses of $8,561 and an increase in accounts payable of $311, resulted in net cash of $22,974 being used in operating activities during the period. By comparison, during the six months ended March 31, 2018, the Company incurred a net loss of $38,212 which, after adjusting for a decrease in prepayments of $5,001 and an increase in accounts payable of $17,366, resulted in net cash of $15,845 being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the six months ended March 31, 2019 and 2018.

Financing Activities

During the six months ended March 31, 2019, the Company received $22,974 by way of advances from a related party entity. By comparison, during the six months ended March 31, 2018, the Company received $15,845 by way of advances from a related party entity.

The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the related parties will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STAR WEALTH GROUP INC.

Date: May 15, 2019	By:	/s/	Bum Chul Kim
		Name:	Bum Chul Kim
		Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)