Form 10-Q
period 2019-06-30
STAR WEALTH GROUP INC.
filed 2019-08-14
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

+852 6519 7111
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  [  ]Accelerated Filer[  ]

Smaller Reporting Company[X]

Non-Accelerated Filer [  ] (Do not check if a smaller reporting company) Emerging Growth Company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]      No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   49,248,800 common shares issued and outstanding as of August 13, 2019.

STAR WEALTH GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL INFORMATION

Part 1. Financial Information

Star Wealth Group Inc.
Condensed Balance Sheets
(Unaudited)

ASSETS

	June 30,	September 30,
	2019	2018

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	1,833	13,394

Total Current Assets	1,833	13,394

TOTAL ASSETS	1,833	13,394

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	-	1,011
Loans from related parties	23,545	94,509

Total Current Liabilities	23,545	95,520

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001; 75,000,000 shares
authorized, 49,248,800 and 29,737,000 shares issued and outstanding
as of June 30, 2019 and December 31, 2018, respectively	49,249	29,737
Additional paid-in capital	197,440	119,393
Accumulated deficit	(268,401)	(231,256)

Total Stockholders' Deficit	(21,712)	(82,126)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$1,833	$13,394

The accompanying notes are an integral part of these condensed financial statements.

Star Wealth Group Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and Administrative	-	8,420	650	46,632
Professional Fees	5,299	-	36,495	-

Total Operating Expenses	5,299	8,420	37,145	46,632

LOSS FROM OPERATIONS	(5,299)	(8,420)	(37,145)	(46,632)

LOSS BEFORE INCOME TAXES	(5,299)	(8,420)	(37,145)	(46,632)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(5,299)	$(8,420)	$(37,145)	$(46,632)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	47,533,477	29,737,000	35,669,159	29,737,000

The accompanying notes are an integral part of these condensed financial statements

Star Wealth Group Inc.
Condensed Statements of Stockholders' Deficit (Unaudited)

	Nine-Month Period Ended June 30, 2018
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2017	29,737,000	$29,737	$119,393	$(169,628)	$(20,498)
Net loss	-	-	-	(46,632)	(46,632)
Balance, June 30, 2018	29,737,000	$29,737	$119,393	$(216,260)	$(67,130)

	Nine-Month Period Ended June 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2018	29,737,000	$29,737	$119,393	$(231,256)	$(82,126)
Common stock issued for related party debt	19,511,800	19,512	78,047	-	97,559
Net loss	-	-	-	(37,145)	(37,145)
Balance, June 30, 2019	49,248,800	$49,249	$197,440	$(268,401)	(21,712)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Star Wealth Group Inc.
Condensed Statements of Stockholders' Deficit
(Unaudited)
	Three-Month Period Ended June 30, 2018

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2018	29,737,000	$29,737	$119,393	$(207,840)	$(58,710)
Net loss	-	-	-	(8,420)	(8,420)
Balance, June 30, 2018	29,737,000	$29,737	$119,393	$(216,260)	$(67,130)

	Three-Month Period Ended June 30, 2019

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2019	29,737,000	$29,737	$119,393	$(263,102)	$(113,972)
Common stock issued for related party debt	19,511,800	19,512	78,047	-	97,559
Net loss	-	-	-	(5,299)	(5,299)
Balance, June 30, 2019	49,248,800	$49,249	$197,440	$(268,401)	(21,712)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Star Wealth Group Inc.

Condensed Statements of Cash Flows
(Unaudited)

	Nine Month Period Ended
	June 30,
	2019	2018

OPERATING ACTIVITIES

Net income (loss)	$(37,145)	$(46,632)
Changes in operating assets and liabilities:
Change in prepaid expenses	11,561	7,501
Change in accounts payable	(1,011)	20,036

Net Cash Used in Operating Activities	(26,595)	(19,095)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Related party loans	26,595	19,095

Net Cash Used in Financing Activities	26,595	19,095

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for related party debt	97,559	-

The accompanying notes are an integral part of these condensed financial statements.

STAR WEALTH GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 26, 2014 under the name Terafox Corp. On December 13, 2017, we changed our name to Star Wealth Group Inc. (“the Company”).  From inception until first fiscal quarter of 2015, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, and plastic, using and automated industrial flatbed printing machine. Effective March 16, 2015, a change of control occurred with respect to the Company and the Company ceased its operations. Consequently, the Company is a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

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

In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature and amount.  Operating results for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended September 30, 2019.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a September 30 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

STAR WEALTH GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at June 30, 2019 ($0 at September 30, 2018).

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

As of June 30, 2019, the Company’s financial instruments consisted of prepaid expenses, and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

STAR WEALTH GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity, unless their effect is antidilutive in which case they are excluded. There were no such common stock equivalents outstanding during the three and nine months ended March 31, 2019 and 2018.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – LOANS FROM RELATED PARTIES

As of June 30, 2019 and September 30, 2018, the Company had a related party payable with a significant shareholder of the Company in the amount of $23,545 and $94,509, respectively. The Company received $26,595 and $19,095 in proceeds during the nine months ended June 30, 2019 and 2018, respectively, and made $0 in repayments during those periods.  On April 8, 2019, the Company issued 19,511,800 shares of common stock for conversion of $97,559 in related party payables.  These amounts are unsecured, non-interest bearing, and due on demand.

NOTE 5 – COMMON STOCK

Common Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 49,248,800 and 29,737,000 shares of common stock issued and outstanding as of June 30, 2019 and September 30, 2018, respectively.

See Note 4 for related party shareholder equity transactions.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the nine months ended June 30, 2019 or 2018, and none are threatened or pending to the best our knowledge and belief.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2019 through the date the financial statements were issued.  There have been no subsequent events after June 30, 2019 for which disclosure is required.

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

GENERAL

We were incorporated in the State of Nevada on February 26, 2014 under the name Terafox Corp. On December 13, 2017, we changed our name to Star Wealth Group Inc.  From inception until first fiscal quarter of 2015, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, and plastic, using automated industrial flatbed printing machine. Effective March 16, 2015, a change of control occurred with respect to the Company and the company ceased its operations.

Consequently, the Company is now a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2018.

During the three months ended June 30, 2019 and June 30, 2018, respectively, we did not have any revenue from operations. During the three months ended June 30, 2019, we incurred operating expenses consisting of professional fees in the amount of $5,299, compared to $8,420 in general and administrative fees during the three months ended June 30, 2018. Our net loss for the three months ended June 30, 2019 was $5,299 compared with $8,420 for the same period last year.

NINE MONTH PERIOD ENDED JUNE 30, 2019 COMPARED TO THE NINE MONTH PERIOD ENDED JUNE 30, 2018.

During the nine months ended June 30, 2019 and June 30, 2018, respectively, we did not have any revenue from operations. During the nine months ended June 30, 2019, we incurred operating expenses of general and administrative fees and professional fees in the amount of $650 and $36,495, respectively, compared to $46,632 and nil in general and administrative fees and professional fees, respectively, during the nine months ended June 30, 2018. Our net loss for the nine months ended June 30, 2019 was $37,145 compared with $46,632 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2019, our working capital deficit was $21,712 compared with a working capital deficit of $82,126 as at September 30, 2018. The decrease for the current period is mainly due to the conversion of $97,559 in related party debt to 19,511,800 shares of common stock. As of June 30, 2019, the amount due to related parties was $23,545 compared with $94,500 as of September 30, 2018.

There were 49,248,800 and 29,737,000 shares of common stock issued and outstanding as of June 30, 2019 and September 30, 2018, respectively.

CASH FLOWS

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2019 and 2018:

	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Net Cash Used in Operating Activities	$(26,595)	$(19,095)
Net Cash Used in Investing Activities	-	-
Net Cash Provided in Financing Activities	26,595	19,095
Net Change in Cash	$-	$-

Operating Activities

During the nine months ended June 30, 2019, the Company incurred a net loss of $37,145 which, after adjusting for a decrease in prepaid expenses of $11,561 and a decrease in accounts payable of $1,011, resulted in net cash of $26,959 being used in operating activities during the period. By comparison, during the nine months ended June 30, 2018, the Company incurred a net loss of $46,632 which, after adjusting for a decrease in prepayments of $7,501 and an increase in accounts payable of $20,036 resulted in net cash of $19,095 being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the nine months ended June 30, 2019 and 2018.

Financing Activities

During the nine months ended June 30, 2019, the Company received $26,595 by way of advances from a related party entity. By comparison, during the nine months ended June 30, 2018, the Company received $19,095 by way of advances from a related party entity.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.2Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR WEALTH GROUP INC.

Date: August 13, 2019	By:	/s/	Bum Chul Kim
		Name:	Bum Chul Kim
		Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)