Form 10-K
period 2019-09-30
STAR WEALTH GROUP INC.
filed 2020-01-03
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-200675

STAR WEALTH GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4817186
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer Identification No.)

Rm 1316, 13/F, Tower A, New Mandarin Plaza

Science Museum Road,

Tsim Sha Tsui, Kowloon,

Hong Kong.

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +852 6519 7111

903 Dannies Hse 20,

Luard Rd, Wan Chai

Hong Kong

(Former Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of the last business day of the Issuer’s most recently completed second fiscal quarter, March 31, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates was nil.

As of December 16, 2019, there were 49,248,800 shares of Common Stock, $0.0001 par value per share, outstanding.

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

On June 5, 2017, the Company and Smart Mate Limited, a Seychelles company and the Company’s largest shareholder (“Smart Mate”), entered into a Loan Conversion Agreement pursuant to which Smart Mate converted its outstanding loans to the Company in exchange for common stock of the Company. On June 5, 2017, a total of $116,485 was owed to Smart Mate by the Company, and pursuant to the Loan Conversion Agreement, Smart Mate discharged the loan amount in exchange for receiving 23,297,000 shares of common stock of the Company.

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

On April 8, 2019, the Company and Smart Mate, the Company’s largest shareholder entered into a second Loan Conversion Agreement pursuant to which Smart Mate’s outstanding loans to the Company in the amount of $97,559 were discharged in exchange for receiving 19,511,800 shares of common stock of the Company.

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

Corporate Information

Our current administrative office is located at: Rm 1316, 13/F, Tower A, New Mandarin Plaza, Science Museum Road, Tsim Sha Tsui, Kowloon,Hong Kong; and our phone number is +852 6519 7111.

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

	High	Low
Fiscal year ended September 30, 2018
First Quarter	1.00	1.00
Second Quarter	1.00	1.00
Third Quarter	1.00	0.95
Fourth Quarter	1.00	1.00
Fiscal year ended September 30, 2019
First Quarter	1.00	0.51
Second Quarter	0.51	0.51
Third Quarter	0.51	0.51
Fourth Quarter	0.51	0.51

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

Number of Holders

As of September 30, 2019, the 49,248,800 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

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

At this time, we do not intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Results of Operations

As mentioned elsewhere herein, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended September 30, 2019, the Company had a net loss of $55,256, all of which are comprised of professional fees and general and administrative expenses. Professional fees include legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports under the Securities Exchange Act of 1934, as amended. The Company has a total net loss of $61,628 for fiscal year ended September 30, 2018, all of which are comprised of professional fees and general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2019, the Company had total assets of $11,000 comprised exclusively of prepaid assets. This compares with total assets of $13,394 as of September 30, 2018. The Company’s current liabilities as of September 30, 2019 totaled $50,823 comprised of $1,339 of accounts payable and $49,484 due to related parties. This compares with total liabilities of $95,520 comprised of $1,011 of accounts payable and $94,509 due to related parties as of September 30, 2018. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company’s working capital deficit as of September 30, 2019 was $39,823 compared with $82,126 in working capital deficit as of September 30, 2018.

The following is a summary of the Company's cash flows from operating and financing activities for the years ended September 30, 2019 and 2018:

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018

Net Cash Used in Operating Activities	$(52,534)	(69,844)
Net Cash Provided by Financing Activities	$52,534	69,844
Net Change in Cash and Cash Equivalents	$-	$-

Operating Activities

During the year ended September 30, 2019, the Company incurred a net loss of $55,256 which, after adjusting for changes in prepaid expenses of $2,394 and a decrease in accounts payable of $328, resulted in net cash of $52,534 being used in operating activities during the year. By comparison, during the year ended September 30, 2018, the Company incurred a net loss of $61,628 which, after adjusting for amortization expense of $10,333, change in prepaid expenses of $14,560 and an increase in accounts payable of $3,989, resulted in net cash of $69,844 being used in operating activities during the period.

Financing Activities

During the year ended September 30, 2019, the Company received $52,534 in loans from related parties. By comparison, during the year ended September 30, 2018, the Company received $69,844 in loans from related parties.

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

Critical accounting policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 2 to our financial statements contained herein.

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

STAR WEALTH GROUP INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Star Wealth Group, Inc.

Hong Kong

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Star Wealth Group, Inc. (the “Company”) as of September 30, 2019, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has accumulated a significant deficit, has negative cash flows from operations, and currently has no revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2019.

Pinnacle Accountancy Group of Utah

Farmington, Utah

December 24, 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Star Wealth Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying condensed balance sheet of Star Wealth Group, Inc. as of September 30, 2018 and the related condensed statements of operations, changes in stockholder’s deficit and cash flows for the year then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

January 14, 2019

Star Wealth Group, Inc.

Balance Sheets

	September 30,	September 30,
	2019	2018
ASSETS

CURRENT ASSETS

Cash	-	-
Prepaid expenses	11,000	13,394

Total Current Assets	11,000	13,394

TOTAL ASSETS	$11,000	$13,394

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$1,339	$1,011
Loans from related parties	49,484	94,509

Total Current Liabilities	50,823	95,520

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001; 75,000,000 shares authorized 49,248,800 and 29,737,000 shares issued and outstanding as of September 30, 2019 and September 30 2018, respectively	49,249	29,737
Additional paid-in capital	197,440	119,393
Accumulated deficit	(286,512)	(231,256)

Total Stockholders' Deficit	(39,823)	(82,126)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,000	$13,394

The accompanying notes are an integral part of these financial statements.

Star Wealth Group, Inc

Statements of Operations

	For the Years Ended
	September 30,
	2019	2018

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	650	10,853
Professional Fees	$54,606	$50,775

Total Operating Expenses	55,256	61,628

LOSS FROM OPERATIONS	(55,256)	(61,628)

LOSS BEFORE INCOME TAXES	(55,256)	(61,628)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(55,256)	$(61,628)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	39,091,973	29,737,000

The accompanying notes are an integral part of these financial statements

Star Wealth Group, Inc.

Statements of Stockholders' Deficit

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, September 30, 2017	29,737,000	$29,737	$119,393	$(169,628)	$(20,498)

Net loss for the year September 30, 2018	-	-	-	(61,628)	(61,628)

Balance, September 30, 2018	29,737,000	$29,737	$119,393	$(231,256)	$(82,126)

Stock issued for related party debt	19,511,800	19,512	78,047	-	97,559

Net loss for the year September 30, 2019	-	-	-	(55,256)	(55,256)

Balance, September 30, 2019	49,248,800	$49,249	$197,440	$(286,512)	$(39,823)

The accompanying notes are an integral part of these financial statements.

Star Wealth Group, Inc.

Statements of Cash Flows

	For the Years Ended
	September 30,
	2019	2018

OPERATING ACTIVITIES

Net income (loss)	$(55,256)	$(61,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	10,333
Changes in operating assets and liabilities:
Change in prepaid expenses	2,394	(14,560)
Change in accounts payable	328	(3,989)

Net Cash Used in Operating Activities	(52,534)	(69,844)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from related parties	52,534	69,844

Net Cash Provided by Financing Activities	52,534	69,844

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for related party debt	97,559	-

The accompanying notes are an integral part of these financial statements.

STAR WEALTH GROUP, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

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

The Company’s physical address is Rm 1316, 13/F, Tower A, New Mandarin Plaza, Science Museum Road, Tsim Sha Tsui, Kowloon, Hong Kong.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at September 30, 2019 and 2018, respectively.

STAR WEALTH GROUP, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

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

Level 3: inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

As of September 30, 2019, the Company’s financial instruments consisted of prepaid expenses, accounts payable and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Revenue Recognition

In 2014, the FASB issued guidance on revenue recognition (“ASC 606”), with final amendments issued in 2016. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

STAR WEALTH GROUP, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents issued or outstanding during the years ended September 30, 2019 or 2018.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – PREPAID EXPENSES

As of September 30, 2019, the balance of prepaid expenses was $11,000 (2018 - $13,394). The outstanding balance of prepaid expenses related to the OTC-QB annual listing that was paid in full during the year ended September 30, 2019, but relates to the year ending September 30, 2020.

As of September 30, 2018, the balance of net prepaid expenses was $13,394. Prepaid expenses are comprised of legal fees of $2,561 and $10,833 for OTC-QB listing fees.

NOTE 5 – LOANS FROM RELATED PARTIES

Principal Shareholder and Affiliates

As of September 30, 2019 and 2018, the Company had loans outstanding from related parties of $49,484 and $94,509, respectively and made no payments on such loans during the respective periods. As of September 30, 2019 the Company owed $6,850 to Star Wealth Capital Group Limited, a Hong Kong company (“SWCGL”) and $42,634 to Mr. Yik Kei Ong. Both SWCGL and Mr. Ong are affiliates of the Company’s controlling shareholder, Smart Mate Limited, a Seychelles company (“Smart Mate”). As of September 30, 2018, the Company owed $86,459, $6,850 and $1,200, respectively to Mr. Ong, SWCGL and Smart Mate. These amounts are unsecured, non-interest bearing, and due on demand.

On April 8, 2019, the Company and Smart Mate entered into a Loan Conversion Agreement pursuant to which Smart Mate converted $97,559 in outstanding loans to the Company in exchange for 19,511,800 shares of common stock of the Company. On April 8, 2019, a total of $110,633 was owed to Smart Mate by the Company (which includes loan amounts owed to an affiliate of Smart Mate which were assigned to Smart Mate prior to the conversion). Prior to that date, Mr. Ong assigned to Smart Mate all of his rights to the $97,559 loan amount. During the year ended September 30, 2019, the Company received $52,534 in additional loan proceeds from Mr. Ong.

During the year ended September 30, 2018, the Company received $62,994 in loan proceeds from Mr. Ong and $6,850 in loan proceeds from SWCGL. The advances made by SWCGL were made on behalf of Smart Mate. The loans were unsecured, non-interest bearing and due on demand.

STAR WEALTH GROUP, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

NOTE 6 – COMMON STOCK

Common Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 49,248,800 and 29,737,000 shares of common stock issued and outstanding as of September 30, 2019 and 2018, respectively.

On April 8, 2019, the Company issued 19,511,800 shares of common stock for conversion of $97,559 in related party loans.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the years ended September 30, 2019 or 2018 and none are threatened or pending to the best our knowledge and belief.

NOTE 8 – INCOME TAXES

As of September 30, 2019, the Company had net operating loss carry forwards of approximately $286,512 (2018 - $231,256) that may be available to reduce future years’ taxable income in varying amounts.

No tax benefit has been reported in the September 30, 2019, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Following the Company’s change of control effective May 16, 2016, due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $107,142 for Federal income tax reporting purposes may be subject to annual limitations. The last three years of tax returns are open for examination by taxing authorities.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

STAR WEALTH GROUP, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

The provision for Federal income tax at the expected rate of 21% consists of the following:

	Years Ended September 30,
	2019	2018
Federal income tax (liability) benefit attributable to:
Current Operations	$11,604	$12,942
Less: brought forward tax losses / (valuation allowance)	(11,604)	(12,942)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2019	2018
Deferred tax asset attributable to:
Net operating loss carryover	60,168	$48,564
Less: valuation allowance	(60,168)	(48,564)
Net deferred tax asset	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2019 through the date these financial statements were issued and there have been no subsequent events for which disclosure is required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2018 or 2019 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended September 30, 2019, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Bum Chul Kim	42	CEO, CFO, Secretary and Treasurer
Chi Yeuk Lau	26	Director

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended September 30, 2019 and 2018 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option Awards	All Other Compensation	Total
Bum Chul Kim	2019	None	None	None	None	None	None
CEO, CFO and Treasurer	2018	None	None	None	None	None	None

Chi Yeuk Lau	2019	None	None	None	None	None	None
Director and Former CEO and CFO	2018	None	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 16, 2019 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group, based on 29,737,000 shares of common stock issued and outstanding on such date.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Bum Chul Kim	0	0%
Chi Yeuk Lau	0	0%
All officers and directors as a group (2 individuals)	0	0%

Greater than 10% Shareholders

Smart Mate Limited(1)	38,707,900	78.6%
R24 Flat C 5/F Wah Mow Factory Building 5-7 Ng Fong Street San Po Kang Kowloon, Hong Kong

___________

(1)	Tee Kiew Ong and Yik Kei Ong may be deemed the control parties of the shareholder. The two parties are siblings.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On April 8, 2019, the Company and Smart Mate entered into a Loan Conversion Agreement pursuant to which Smart Mate converted $97,559 in outstanding loans to the Company in exchange for 19,511,800 shares of common stock of the Company. On April 8, 2019, a total of $110,633 was owed to Smart Mate by the Company (which includes loan amounts owed to an affiliate of Smart Mate which were assigned to Smart Mate prior to the conversion). Prior to that date, Mr. Ong assigned to Smart Mate all of his rights to the $97,559 loan amount. During the year ended September 30, 2019, the Company received $52,534 in additional loan proceeds from Mr. Ong.

In addition, apart from the loan conversion described above, during fiscal years ended September 30, 2019 and September 30, 2018, Mr. Yik Kei Ong advanced $52,534 and $62,994, respectively as working capital for the Company Also during fiscal year ended September 30, 2018, Star Wealth Capital Group Limited, a Hong Kong company (“SWCGL”), advanced a total of $6,850 to provide working capital for the Company. The advances made by SWCGL were made on behalf of Smart Mate. These loans are unsecured, non-interest bearing and due on demand.

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

Item 14. Principal Accountant Fees and Services.

Heaton & Company, PLLC dba Pinnacle Accountancy Group of Utah is the Company’s current independent registered public accounting firm.

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

2019	$5,500	Heaton & Company, PLLC dba Pinnacle Accountancy Group of Utah
2019	$5,750	Michael Gillespie and Associates, PLLC
Total Fees Fiscal Year ended
September 30, 2019	$11,250

2018	$10,500	Michael Gillespie and Associates, PLLC
Total Fees Fiscal Year ended
September 30, 2018	$10,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2019	$0
2018	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax filings was:

2019	$750	Michael Gillespie and Associates, PLLC
2018	$650	Michael Gillespie and Associates, PLLC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2019	$0
2018	$0

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Articles of Incorporation (1)

3.1(a)	Articles of Amendment filed with the State of Nevada on December 13, 2017*

3.2	Bylaws (1)

10.1	Verbal Agreement (1)

10.2	Lease Agreement (1)

10.3	Contract of sale of goods (1)

10.4	Loan Conversion Agreement dated June 5, 2017 by and between the Company and Smart Mate Limited. (2)

10.5	Loan Conversion Agreement dated April 8, 2019 by and between the Company and Smart Mate Limited. (3)

21	Subsidiaries of Registrant.

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

______________

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
*	Filed herewith.
(1)	Filed as an exhibit to the Company's registration statement on Form S-1, as filed with the Securities and Exchange Commission on December 2, 2014 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K filed on June 13, 2017.
(3)	Filed as an exhibit to the Company’s Form 8-K filed on December 13, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR WEALTH GROUP INC.

December 30, 2019	By:	/s/ Bum Chul Kim
Bum Chul Kim
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bum Chul Kim	President, CEO and Director	December 30, 2019
Bum Chul Kim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Chi Yeuk Lau	Director	December 30, 2019
Chi Yeuk Lau

