Form 10-Q
period 2019-12-31
STAR WEALTH GROUP INC.
filed 2020-04-24
CIK 1626696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

+852 6519 7111
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 20, 2020, there were 7,234,465 shares of common stock, $0.0001 par value per share, outstanding.

STAR WEALTH GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

Star Wealth Group, Inc.
Balance Sheets (Unaudited)

	December 31,	September 30,
	2019	2019
ASSETS

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	8,000	11,000

Total Current Assets	8,000	11,000

TOTAL ASSETS	8,000	11,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	2,519	1,339
Loans from related parties	49,484	49,484

Total Current Liabilities	$52,003	$50,823

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001; 75,000,000 shares authorized 49,248,800 shares issued and outstanding.	49,249	49,249
Additional paid-in capital	197,440	197,440
Accumulated deficit	(290,692)	(286,512)

Total Stockholders' Deficit	(44,003)	(39,823)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,000	$11,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

Star Wealth Group, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended
	December 31,
	2019	2018

REVENUES	$-	$-

OPERATING EXPENSES

Professional fees	1,180	13,111
General and administrative	3,000	3,000

Total Operating Expenses	4,180	16,111

LOSS FROM OPERATIONS	(4,180)	(16,111)

LOSS BEFORE INCOME TAXES	(4,180)	(16,111)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,180)	$(16,111)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	49,248,800	29,737,000

The accompanying notes are an integral part of these condensed unaudited financial statements

Star Wealth Group, Inc.
Statements of Changes in Stockholders' Deficit (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2018	29,737,000	$29,737	$119,393	$(231,256)	$(82,126)

Net loss for the three months ended December 31, 2018	-	-	-	(16,111)	(16,111)

Balance, December 31, 2018	29,737,000	$29,737	$119,393	$(247,367)	$(98,237)

Balance, September 30, 2019	49,248,800	$49,249	$197,440	$(286,512)	$(39,823)

Net loss for the three months ended December 31, 2019	-	-	-	(4,180)	(4,180)

Balance, December 31, 2019	49,248,800	$49,249	$197,440	$(290,692)	$(44,003)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Star Wealth Group, Inc.
Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,180)	$(16,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Change in prepaid expenses	3,000	5,561
Change in accounts payable	1,180	(550)

Net Cash Used in Operating Activities	-	(11,100)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from related parties	-	11,100
Net Cash Provided by Financing Activities	-	11,100

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

STAR WEALTH GROUP INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Star Wealth Group Inc. (“we” or the “Company”) was incorporated in the State of Nevada on February 26, 2014 under the name Terafox Corp. On December 13, 2017, we changed our name to Star Wealth Group Inc.  From inception until first fiscal quarter of 2015, the Company’s principal business consisted of producing flyers, posters and printing images on multiple surfaces, such as glass, leather, and plastic, using an automated industrial flatbed printing machine. Effective March 16, 2015, a change of control occurred with respect to the Company and the Company ceased its operations. Consequently, the Company is a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2019 and the results of operations and cash flows for the three months then ended. The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K for the years ended September 30, 2019 and 2018 filed with the SEC on January 3, 2020.

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

The ability to continue as a going concern is dependent upon the Company’s ability to merge with or acquire an entity with profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

The extent of the impact of the Coronavirus (“COVID-19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions, and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The Company has adopted a September 30 fiscal year end.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash balances at December 31, 2019 or September 30, 2019.

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

As of December 31, 2019 and September 30, 2019, the Company’s financial instruments consisted of prepaid expenses, accounts payable, and loans due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the three months ended December 31, 2019 or 2018.

STAR WEALTH GROUP INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – PREPAID EXPENSES

The outstanding balance of prepaid expenses related to the OTCQB annual membership that was prepaid for the period of January 1, 2019 to December 31, 2020. As of December 31, 2019 and September 30, 2019, the balance of prepaid expenses was $8,000 and $11,000, respectively.

NOTE 5 – LOANS FROM RELATED PARTIES

Principal Shareholder

During the three months ended December 31, 2019 and 2018, the Company’s current principal shareholder and a Company affiliated with the Company’s current principal shareholder advanced a total of $0 and $11,100, respectively, to provide working capital for the Company. The loans were unsecured, non-interest bearing and due on demand.

The total balance due under the loans as of December 31, 2019 and September 30, 2019 was $49,484.

NOTE 6 – COMMON STOCK

Common Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized and 49,248,800 shares issued and outstanding at December 31, 2019 and September 30, 2019.  There were no common stock transactions during the three months ended December 31, 2019 or 2018.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

We were not subject to any legal proceedings during the three months ended December 31, 2018 and none are threatened or pending to the best our knowledge and belief.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2019 through the date the financial statements were issued. There have been no subsequent events after December 31, 2019 for which disclosure is required.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2019 Compared To The Three Months Ended December 31, 2018

During the three months ended December 31, 2019 and December 31, 2018, we did not have any revenue from operations. During the three months ended December 31, 2019, we incurred operating expenses, consisting of professional fees and general and administrative expenses in the amount of $4,180, compared to $16,111 incurred during the three months ended December 31, 2018. The reduction was primarily related to a decrease in general and administrative expenses inured in the current year, including professional fees related to the Company’s public filings.

During the three months ended December 31, 2019, we recorded a net loss of $4,180 compared with net loss of $16,111 for the three months ended December 31, 2018. The difference is due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, our working capital deficit was $44,003 compared with a working capital deficit of $39,823 as at September 30, 2019.

There were 49,248,800 shares of common stock issued and outstanding as of December 31, 2019 and September 30, 2019, respectively.

CASH FLOWS

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Net Cash Used in Operating Activities	$-	$(11,100)
Net Cash Used in Investing Activities	-	-
Net Cash Provided in Financing Activities	-	11,100
Net Change in Cash	$-	$-

Operating Activities

During the three months ended December 31, 2019, the Company incurred a net loss of $4,180 which, after adjusting for a decrease in prepaid expenses of $3,000 and an increase in accounts payable of $1,180, resulted in net cash of $0 being used in operating activities during the period. By comparison, during the three months ended December 31, 2018, the Company incurred a net loss of $16,111 which, after adjusting for a decrease in prepayments of $5,561 and a decrease in accounts payable of $550, resulted in net cash of $11,100 being used in operating activities during the period.

Investing Activities

The Company neither generated nor used funds in investing activities during the three months ended December 31, 2019 or 2018.

Financing Activities

During the three months ended December 31, 2019, the Company had no financing activities. By comparison, during the three months ended December 31, 2018, the Company received $11,100 by way of advances from a related party entity.

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

The ability to continue as a going concern is dependent upon the Company’s ability to merger with or acquire an entity with profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

The extent of the impact of the Coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions, and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer & Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification of Chief Executive Officer & Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR WEALTH GROUP INC.

Date: April 21, 2020	By:	/s/ Bum Chul Kim
	Name:	Bum Chul Kim
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

